Form 10KSB40
period 1999-12-31
CHILDRENS BEVERAGE GROUP INC
filed 2000-03-30
CIK 1098949

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-KSB


(Mark one)

     X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
   -----      Exchange Act of 1934

              FOR THE FISCAL YEAR ENDED December 31, 1999

              Transition Report Pursuant to Section 13 or 15(d) of the
   -----      Securities Exchange Act of 1934

                        Commission File Number 0-28125
                      The Children's Beverage Group, Inc.
                (Name of Small Business Issuer in its charter)

                Delaware                            87-0459103
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

     237 Melvin Drive, 2nd Floor, Northbrook,          IL 60062
     (Address of principal executive offices)         (Zip Code)

                 Issuer's telephone number:    (847) 562-4040

                                      N/A
        (Former name, former address, and former fiscal year if changed from last report)

        Securities to be registered under Section 12(b) of the Exchange
                                  Act:  None

        Securities to be registered under Section 12(g) of the Exchange
               Act:  Common Stock, par value $.0 0001 per share
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes         No   X
   -----       -----

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  Yes   X     No
                                           -----      ----

State the issuer's revenue for its most recent fiscal year: $3,606,987.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such common equity as of February 29, 2000: $16,572,659

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

-----------------------------------------------------------------
        Class                Outstanding as of February 29, 2000
-----------------------------------------------------------------
Common Stock, par value                      29,462,504
$.0001 per share
-----------------------------------------------------------------

          Documents Incorporated by Reference: None
Transitional Small Business Disclosure Format: Yes       No  X
                                                   ---      ---


The Children's Beverage Group, Inc.

FORM 10-KSB


TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                        PART I

ITEM 1.  Description of Business.............................................  3

ITEM 2.  Description of Property.............................................  6

ITEM 3.  Legal Proceedings...................................................  7

ITEM 4.  Submission of Matters to a Vote of Security
         Holders.............................................................  9

                                        PART II

ITEM 5.  Market for Common Equity and Other Stockholder
         Matters.............................................................  9

ITEM 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 11

ITEM 7.   Financial Statements............................................... 16

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................ 31

                                        PART III

ITEM 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act.......................................... 31

ITEM 10.  Executive Compensation............................................. 32

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management.............................................. 33

ITEM 12.  Certain Relationships and Related Transactions..................... 34

ITEM 13.  Exhibits and Reports on Form 8-K................................... 34

Signatures................................................................... 35

FORWARD-LOOKING STATEMENTS

     The Company's management cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plans," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history, its ability to re-initiate productions and produce additional products, its dependence on one customer and key executive management, its need for additional financing and competition from its competitors. The Company is also subject to risk factors that have been and will be set forth from time to time in the Company's filings with the Commission. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES AND THE COMPANY'S FORM 10-SB, SHOULD BE READ IN THEIR ENTIRETY.


                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Overview

     The Children's Beverage Group is a Delaware corporation incorporated on August 17, 1988 ("TCBG" or the "Company"). TCGB began operating in the children's beverage market in March 1997. The Company's corporate headquarters are located in Northbrook, Illinois at 237 Melvin Drive, Northbrook, Illinois, 60062. The Company manufactures and markets juice pouch products for the children's beverage market, although production and sales have been discontinued as of November 1999. The Company is pursuing avenues to re-initiate production of its beverage products, but no assurances can be given that production will be re-initiated.

     The Company focuses on providing low-cost juice drink products to major supermarket chains and mass merchandisers throughout the United States. Until November 1999 when production halted, the Company contracted with a manufacturer to make juice drink pouches and then fill the pouch with any flavor of juice drink requested by its customer. The product was then shipped to the customer, where it was sold under the private label of the customer. The Company works in tandem with the customer to ensure that the packaging, graphic design of the label, and the juice flavors meet customer specifications.

Company History

      The Company was incorporated under the laws of the State of Delaware in August 1988 and had no material operations until 1993. On March 25, 1997, the Company purchased all of the business and assets of a sole proprietorship owned by Jon A. Darmstadter, who was doing business as Water Pouch, Inc. ("Water Pouch"). Water Pouch's principal business was manufacturing and distributing plastic water containers. After purchasing Water Pouch, the Company changed its name to The Children's Beverage Group, Inc. in May 1997 and began conducting business in the children's beverage market.

      Subsequent to December 31, 1999, the Company expanded its strategy from one of producing private label beverage products for various retail outlets by capitalizing on its patented straw in pouch technology by offering long-term licensing of this technology to existing beverage makers. This shift is a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis.


Principal Product

     Until November 1999, the Company produced all of Wal-Mart's private label fruit juice pouch product line, including Great Values and BackPak. BackPak was available in four flavors, Wild Cherry, Fruit Punch Splash, Slam Dunk Grape and Kickin Orange, and was sold in a "stand up" aseptic pouch package. Made of PET film and a foil lamentation, these packages are graphically striking with up to six colors on each package.

     The Company's juice pouches include a patented, self-contained fluid dispensing system known as the "rip it sip it" drink system. The system consists of a built-in straw that is inserted directly into the product-filled pouch during the manufacturing process. The straw is then accessed via a laser score line. The consumer simply tears the film and pushes the straw up from the bottom of the pouch.

Manufacturing

     Starting in December 1998, the Company began production, packaging and distribution of its beverage products at a facility located near Toronto Canada. This facility housed three of the Company's Volpak 240 DF machines, which were used to manufacture its juice products. The Company leases two of these machines and owns the third machine. Due to manufacturing problems and believing that this manufacturer had breached its contractual duties, the Company caused manufacturing at this location to cease in September 1999. The manufacturer refused to allow the Company to remove its equipment and soon thereafter filed for bankruptcy. See Legal Proceedings, below.

     From July 1999 and until November 1999, the Company's products were produced, packaged and distributed from an off-site facility located in the Warrenton Products, Inc. facility in Warrenton, Missouri. This facility houses three of the Company's Volpak 240 DF machines, which are used to manufacture its juice products. The Company owns two of these machines and leases a third machine. The Company rented the space in the facility at a cost of $0.15 cents per case. The Company managed the manufacture of its products in this facility. Discussions and negotiations with Warrenton to re-initiate production failed. The Company has filed a law suit in January 2000 against this manufacturer. See Legal Proceedings, below.

     The Company anticipates that manufacturing will commence in new facilities in late 2000 in Rochester, New York. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase is subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development, which is to be completed by April 30, 2000.

New Products

     The Company has developed a new product known as "Pack-A-Snack." Pack-A-Snack is a prepackaged plastic food box containing an assortment of snacks for children, including a 6.75 ounce juice drink pouch. The Pack has a 12-month shelf life and will be sold directly to grocery stores and mass merchandisers in the same manner as TCBG's juice drink products. TCBG currently has no contracts to distribute Pack-A-Snack. The product is not expected to be available in stores until 2001.

     The Company has also begun the planning and evaluation process for offering its pouch-based technology to existing beverage drink manufacturers ("Charter Members") utilizing a manufacturing licensing arrangement. The long history of the use of flexible pouch products in Europe provides a framework for anticipating potential demand in the United States. Utilizing its licensed patent agreement for the "Self-Contained Fluid Dispensing System" known in the trade as the "rip it sip it"(TM) package, the Company is uniquely positioned to provide an opportunity for existing beverage drink producers to utilize this technology. The Company has determined that developing strategic vendor agreements to provide a "turnkey" pouch manufacturing solution will enhance introduction of this product. Furthermore, part of the Rochester manufacturing facility will possibly be allocated for use as a test bed for Charter Members to test the efficiency and reliability of medium-term (approximately six months) pouch filling operations. No potential beverage producers have yet been approached with this offering.

     Adequate production capacity is necessary for implementing of either or both of these initiatives. Accordingly, since the Company does not have production facilities in place nor the financial resources to open a Rochester manufacturing facility, these new products may never be produced.

Competition

     The market for juice boxes and juice pouch beverages is intensely competitive. The competitive factors affecting the market for the Company's juice product include: vendor and product reputation, availability, ease of use, product quality, price and the effectiveness of marketing and sales efforts. The relative importance of each of these factors depends on the market segment. The Company's major competitors include Capri Sun, Hi-C Juice Drinks, Minute Maid Premium Juice Drinks, Juicy Juice, Tang and MOTTS Juices. Most of the Company's competitors have greater capital resources and experience in the children's beverage industry than the Company. There can be no assurance that the Company will be able to compete successfully in the children's beverage industry. Competitive pressures faced by the Company could materially affect its business, operating results and financial condition. TCBG, however, is continuing to develop private label packaging opportunities and expects this part of the business to increase in the next few years.

Suppliers and Contract Manufacturers

     The supplies used in the production and manufacture of the Company's products include, but are not limited to, water, concentrates, syrups, closures, lamination and other packaging materials. The Company is not dependent upon any one supplier. Management believes that there are numerous alternative suppliers for these materials, therefore the loss of a supplier is not likely to disrupt the Company's operations.

     The Company relied on two contract manufacturers to produce juice products for its sole customer. Production at these facilities ceased in 1999 due to disagreements over production levels deemed unsatisfactory by the Company. On January 28, 2000, the Company filed a lawsuit against one of these contract manufacturers in the U.S. District Court in the Eastern District of Missouri. The suit alleges that the contract manufacturer has failed to comply with its contract with the Company and a subsequent letter of intent between the parties, thereby causing the Company irreparable harm. The loss of this manufacturer has disrupted the Company's operations, and is expected to continue to disrupt its operations, until alternative manufacturing arrangements are consummated.

One Customer

     Through November 1999, Wal-Mart was the Company's sole customer. Because the Company is no longer producing any juice product, Wal-Mart may seek other sources for its private label juice products. The Company cannot give assurances that Wal-Mart will become a customer of the Company again, if and when manufacturing commences. The loss of Wal-Mart as a customer would have a material adverse effect on the Company's business, financial condition and results of operations.

Patents and Trademarks

     The Company has been granted a worldwide license to use the U.S. patent on the "rip it sip it" drink system. The patent was applied for and issued to Jon
A. Darmstadter, the President and Chief Executive Officer of the Company in August 1999. The patent is used in TCBG's production of its juice products. Mr. Darmstadter has entered into a license agreement with the Company (the "License Agreement") allowing the Company to use the patent in exchange for $1.00 per year. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years).

     Although intellectual property may derive the Company some value, at the present time, management believes that other factors, such as product innovations, are of more significance in the Company's particular industry. TCBG avoids infringing on patents of others by monitoring on a regular basis patents issued with respect to food and beverage packaging.

     TCBG has applied for exclusive use of the trademark "Pack-A-Snack" and "Rip it Sip it." The Company has also applied for exclusive use of the trademark "Cool Kid," which may be licensed to customers who want the product produced under this brand name.

Government Regulation

     The manufacturing, packaging, labeling, advertising, distribution and sale of TCBG's products are subject to one or more federal agencies including the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the production, sale, safety, advertising, labeling and ingredients of such products. The Company is not subject to any state or federal approvals. To the best of management's knowledge, the Company complies with applicable state and federal laws necessary to operate a beverage production and distribution company.

     The Company intends to manufacture certain products pursuant to contracts with customers who will distribute the products under their own or other trademarks. Such customers are subject to the governmental regulations discussed in this section in connection with their purchase, marketing, distribution and sale of such products, and the Company will be subject to such regulations in connection with the manufacture of such products and its delivery of services to such customers. However, although the Company's customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control, the failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company. Governmental regulations in foreign countries where the Company plans to sell products may prevent or delay entry into the market or require the reformulation of certain of the Company's products. Compliance with such foreign governmental regulations generally will be the responsibility of the Company's customers in those countries. Those customers are independent companies over which the Company will have no control.

     TCBG cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquiries made from time to time by governmental agencies. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products. However, TCBG does not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations.

Employees

     All production and distribution of TCBG's products have been outsourced to contract manufacturers. In the future, the Company plans on hiring its own production and distribution employees in conjunction with the opening of its Rochester, New York manufacturing facility, see Description of Property, below. As of December 31, 1999, the Company had six full-time employees and three part-time employees.

Industry Segments

    No information is presented as to industry segments. The Company is presently solely engaged in the principal business of manufacturing children's beverage products.

ITEM 2.  DESCRIPTION OF PROPERTY

     TCBG owns no real property. The Company headquarters occupy approximately 2,100 square feet of office space located at 237 Melvin Drive, Northbrook, Illinois 60062. The Company leases this space under a noncancellable operating lease through December 14, 2003. Total rent for 1999 was $22,650, which includes a prior office lease under which payments were made on a month-to-month basis. The future minimum rent for the remaining term of the lease is approximately $125,500.

     The Company closed on an Industrial Revenue Bond issuance in October 1999 relating to opening its own plant in Rochester, New York (the "Rochester Plant"), currently planned to begin operations by late 2000. Additional debt and/or equity financing will likely be needed to begin operations at the Rochester Plant. No assurance can be given that the Company will be able to arrange for interim production before the fourth quarter of 2000 or that the Rochester Plant will be operational by that date.

     In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000 in Rochester, New York. The purchase is subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development, which is to be completed by April 30, 2000.

      Renovation of this property and additional capital investment will be necessary to meet its intended purpose. The City of Rochester (New York) has proposed the use of $2,566,000 of Section 108 U.S Department of Housing and Urban Development (HUD) financing for the purpose of purchasing a building within the City and proposed to separately arrange for $1,000,000 of working capital financing. Approximately $1.5 million of the unused Rochester Industrial Revenue Bond offering is available for investment in equipment for this facility. Other financing would have to be arranged to complete readying this property for its intended use. No financing commitments are currently in place, but discussions are taking place.


ITEM 3.  LEGAL PROCEEDINGS

Flavorchem Corporation Dispute

     Flavorchem Corporation ("Plaintiff") v. The Children's Beverage Group, Inc. and Jon Darmstadter, Case No. 98 M1-165579, filed in the Chancery Division of the Circuit Court of Cook County, Illinois in December 1998. Flavorchem Corporation is seeking $42,542.53, alleging breach of contract and losses (interest) related thereto. The dispute arises out of an alleged breach of contract (entered in 1996) between Beverage Pouch Systems, Inc. and Flavorchem concerning certain flavoring ingredients. The claim alleges that the Company is legally responsible for the alleged liability associated with the aforementioned Beverage Pouch System contract with Flavorchem.

     An appearance and answer have been filed on behalf of the Company. Pursuant to a Motion to Strike Plaintiff's Affirmative Defenses, the Company filed Amended Affirmative Defenses, which have not been answered or objected to as of March 30, 2000. Additionally, the Company has initiated discovery with an appearance scheduled for March 2000. The Company continues to vigorously defend itself in this matter.

Sweet Ripe Drinks, Ltd. Dispute

     The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the

Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision and the matter will be sent to trial with a trial date to set by April 16, 2000. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

Warrenton Products, Inc. Dispute

     The Company had a contractual relationship with Warrenton Products, Inc. ("WPI"), a Missouri corporation, whereby WPI bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, certain disputes arose between the parties about a variety of manufacturing problems, including disagreements over production levels deemed unsatisfactory by the Company. In November 1999, WPI unilaterally decided to discontinue manufacturing the Company's product for its sole customer. The Company contended that WPI breached its contractual obligations to the Company. The Company entered into a letter of intent with WPI in December 1999 that would subsequently allow for the reinitiating of production at WPI's facilities. Based on WPI's unwillingness to cure conditions as provided for in either document, the Company engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

     On January 28, 2000, the Company filed a lawsuit against WPI in the U.S. District Court in the Eastern District of Missouri. Besides recovering the damages caused by WPI's discontinuing production, the Company has requested the Court to release the three major pieces of the Company's production equipment located at WPI which are valued at approximately $1.5 million. Two of the three major pieces of equipment are owned and the remaining equipment is leased by the Company. WPI has offered to release this equipment, but the Company is negotiating a settlement amount with WPI for the release of the equipment.

     On February 3, 2000, WPI filed a lawsuit against the Company in the Circuit Court of Warren County, Missouri. This lawsuit alleges breach of contract, promissory estoppel and fraudulent misrepresentation, which alleges damages of approximately $2.0 million plus interest and costs and also seeks punitive damages. The Company intends to vigorously defend against the WRI claim and prosecute its claim.

Capri Sun Dispute

     In February 2000, Capri Sun, Inc. ("Capri Sun") and Rudolph Wild GMBH & Co. KG, a German limited partnership, (collectively, "Plaintiffs") filed a Motion to Reinstate Case and Enforce Settlement Agreement in the Northern District of Illinois, old case no. 97 C 1961 (Settlement Agreement). The Company has filed its response to the Motion, and Plaintiffs' reply was filed on March 28, 2000.

     The nature of the Motion is breach of contract. The contract in dispute is a Settlement Agreement dated August 29, 1997 by and among Plaintiffs and Jon A. Darmstadter (the Company's President and CEO) and the predecessors to the Company (collectively, the "Defendants"). Pursuant to the Settlement Agreement, the Defendants agreed to, among other things, refrain from using a pouch with characteristics similar to Capri Sun's products. In this Motion, Plaintiffs allege four purported breaches of the Settlement Agreement: (1) the relative dimensions of the Company's pouches are different than allowed in the Settlement Agreement; (2) the pouches are housed in cardboard boxes that look too much like the rectangular-shaped boxes of Capri Sun; (3) the Company's website misleadingly implies that the Company has a trademark license from Capri Sun; and (4) the pouches use the color blue in contravention of the Settlement Agreement. Plaintiffs allege no purported monetary injury as a result of any alleged breaches, and only seeks "specific performance" of the Settlement Agreement as their remedy. More specifically,

Plaintiffs have requested that the Company be ordered by the Court to discontinue the four alleged breaches.

     The Company is vigorously defending the litigation. The Company has argued in response to Plaintiffs' motion that the first three "breaches" are not breaches at all since the Settlement Agreement does not address these issues while the fourth breach would be cured by the Company removing the color blue on all future press runs of the pouches.

     The Company is involved in various other litigation incident to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 22, 1999, Jon A. Darmstadter, the sole owner of 6,469,504 outstanding shares of Common Stock and 1,000,000 outstanding shares of Series A Preferred Stock (58.22% of the total votes entitled to be cast), took action by less than unanimous written consent of the stockholders to amend and restate the Company's Certificate of Incorporation. This amendment reduced the conversion rate of the Company's Series A Preferred Stock from 1-for-25 to 1-for-5. Therefore, on a change in control of ownership of the Company, the Series A Preferred Stock holder will automatically receive five shares of Common Stock for each share of Preferred Stock that he holds.


PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

Market Information

          Prior to the filing of its registration statement (Form 10-SB/A), on January 15, 2000, no shares of the Company's Common Stock had been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency of authority. The Company's Common Stock has been traded on a limited basis in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "TCBG", and in the National Quotation Bureau, Inc. "pink sheets" under The Children's Beverage Group, Inc.

          The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                          FISCAL YEAR
                                 1999           1998
                                 High    Low    High     Low
                                 -----  -----  -------  ------
               First Quarter     $2.97  $1.09      (1)     (1)
               Second Quarter    $1.59  $1.31      (1)     (1)
               Third Quarter     $1.97  $0.84   $1.88   $0.66
               Fourth Quarter    $1.19  $0.56   $1.84   $0.75

               (1) The price information above was obtained from an independent quotation service. Although the Company is aware that its shares did trade on a limited basis during the first and second quarters commencing in March 1998, there is no meaningful price information for those periods and thus none is presented.

          The ability of individual shareholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

          The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

          For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.


Holders

     As of February 29, 2000, there were approximately 570 record holders of the Company's common stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.


Dividend Policy

     During 1998, the Company declared a one-for-eight stock dividend and issued 2,550,030 shares of Common Stock. The Company has never paid cash dividends on its capital stock and does not intend to do so in the foreseeable future. TCBG currently intends to retain its earnings for the operation and expansion of the business. The Company's continued need to retain earnings for operations and expansion are likely to limit its ability to pay dividends in the future.

     Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors.


TRANSFER AGENT

    The Company has designated Atlas Stock Transfer Corporation 5899 South State Street, Ste. 24, Salt Lake City, UT 84107, as its transfer agent.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read with the Company's financial statements, including the notes, included elsewhere in this Form 10-KSB.

Overview

     The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the periods ended December 31, 1998 and 1999, the Company experienced a net loss of $1,985,420, and $6,481,421 respectively. As of December 31, 1999, the Company has a working capital deficit of $2,633,163.

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, re-initiate productions and product sales and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     Management is pursuing various sources of debt and equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company. Failure to secure such financing may result in the Company rapidly depleting its available funds. Without such funds the Company would be unable to comply with its payment obligations under its bank loans and with its vendors.

     Additionally, the Company is pursuing avenues to re-initiate production of its beverage products in 2000. A U.S. contract manufacturer, whom the Company was utilizing to produce its beverage products, discontinued production in November 1999. The Company has sued this U.S. contract manufacturer for breach of contract. Furthermore, seeking an alternative producer requires the release of major pieces of the equipment. All Company-owned and financed major pieces of equipment are currently either held at the U.S. contract manufacturer's plant (three major pieces of equipment) or with another Canadian contract manufacturer (another three major pieces of equipment) who is currently in bankruptcy. The Company's legal representatives in the bankruptcy proceedings believe that the equipment in Canada should be released late in the second quarter of 2000, and the Company is negotiating the release of the remaining equipment held by the U.S. contract manufacturer. The Company anticipates that these six pieces of equipment will need to be retrofitted upon release in order to increase the production to expected rates. The Company is currently negotiating with the manufacturer to have this equipment improved.

     The Company closed on an Industrial Revenue Bond issuance in October 1999 relating to opening its own plant in Rochester, New York (the "Rochester Plant"), currently planned to begin operations by late 2000. Additional debt and/or equity financing will likely be needed to begin operations at the Rochester Plant. No assurance can be given that the Company will be able to arrange for interim production before the fourth quarter of 2000 or that the Rochester Plant will be operational by that date. The Company is aggressively seeking alternative interim production sources for its beverage products.

     The Company has used approximately $1.3 million from the bond proceeds to order eight additional pieces of production equipment, expected to cost a total of approximately $4.5 million. Although the manufacturer has indicated that all machines will be completed by August 2000, the Company is currently negotiating with the manufacturer about certain alleged inadequacies with the machines. The Company can make no assurances that its current dispute with the manufacturer will be resolved in the foreseeable future or that the Company will have machines that meet its production requirements. If the manufacturing problems are not resolved soon, it is unlikely that production will commence in Rochester as anticipated unless the other six machines are obtained from Sweet Ripe and Warrenton.

     In order to meet anticipated expenses over the next twelve months, the Company intends to seek additional capital through the sale of common shares. The Company is currently registered on the OTC Bulletin Board. No underwriter, agent or other person has agreed to assist the Company in distributing any of its common shares, and no actions have been taken to ascertain whether to register such shares under the Securities Act of 1933, as amended (the "Securities Act") or rely on exemptions from registration to distribute such shares. No assurance can be given that the Company will be able to sell securities or raise additional financing to meet its operating needs, or that if available, such sales could be effected on terms acceptable to the Company. If the Company is not able to sell additional securities or raise additional financing to meet its operating expenses, there is substantial doubt that the Company will be able to continue as a going concern.

     When the Company is operating, it expects sales to be seasonal. The juice drink beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, working capital requirements and cash flow vary substantially throughout the year. Consumer demand for products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of product and could have an adverse effect on the Company's financial position, cash flows and results of operations.

     During the twelve-month period ended December 31, 1998, the Company's activities were primarily directed to the development of the Company's business plan, organizational structure, negotiations, financing, project evaluations and relationship building. During the twelve-month period ended December 31, 1999, the Company's activities expanded to include significant contract manufacturing and distribution operations, thus, the Company ceased to be a development-stage enterprise.

Results of Operations

     The following selected financial information has been derived from the Company's financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     The following table sets forth the percentage relationships to net sales of principal items contained in the Company's Statements of Operations for the two years ended December 31, 1999 and 1998. The percentages discussed throughout this analysis are stated on an approximate basis.

                                               Years Ended
                                              December 31,
                                             1999      1998
                                           --------  ---------
               Net Sales                    100.0%     100.0%
               Cost of Sales                139.4%     117.3%
                                           ------    -------
                 Gross Profit               (39.4%)    (17.3%)
               Selling, general and
                administrative expenses     115.3%   1,331.6%
                                           ------    -------

                 Operating loss            (154.7%)  (1348.9%)
               Interest income                0.6%         -%
               Interest expense             (25.6%)    (11.4%)
                                           ------    -------
               Net loss                    (179.7%)  (1360.3%)
                                           ======    =======


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Net sales increased to $3,606,987 for the year ended December 31, 1999 from $145,954 for the year ended December 31, 1998. The increase in net sales is attributable to the Company ceasing to be a development stage enterprise and correspondingly increasing production and orders from the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

     Cost of Sales. Cost of sales increased to $5,027,152 for the year ended December 31, 1999 from $171,268 for the year ended December 31, 1998. The increase in cost of sales is attributable to the Company ceasing to be a development stage enterprise and correspondingly increasing production and orders from the Company's sole customer, Wal-Mart. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased to $4,160,697 for the year ended December 31, 1999 from $1,943,446 for the year ended December 31, 1998. The 1998 expenses were limited to personnel, overhead, office equipment and professional fees incurred in formulating a business plan, developing its marketing strategy and initial sales efforts. The increase in selling, general and administrative expenses in 1999 was primarily attributable to an increase in sales promotion expense of $1,200,000, which related to the sponsorship of an Indy Racing League car team and to legal fees.

     Interest Income. Interest income increased to $20,782 for the year ended December 31, 1999 from $ -0- for the year ended December 31, 1998. The increase was attributable to a full year of funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

          Interest Expense. Interest expense increased to $921,343 for the year ended December 31, 1999 from $16,660 for the year ended December 31, 1998. The increase was due to increasing bank line of credit utilization during 1999, incurring a full year of interest expense on a $1,180,716 capital lease arrangement entered into late in 1998 and covering major equipment lines, drawing down $5,080,254 of an Industrial Revenue Bond in October, 1999 and incurring $395,267 of interest expense related to converting $592,900 of stockholder notes payable into common stock with a value of $988,167.

          Net Loss. The Company's net loss increased to $6,481,421 for the year ended December 31, 1999 from $1,985,420 for the year ended December 31, 1998. The increase in the Company's net loss reflects the building of corporate infrastructure to support initial manufacturing operations and expected growth and loss on production related to inefficiencies related to the use of contract manufacturers.


Liquidity and Capital Resources

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. In order to meet anticipated expenses over the next twelve months, the Company intends to seek additional capital through the sale of common shares. The Company is currently registered on the OTC Bulletin Board. No underwriter, agent or other person has agreed to assist the Company in distributing any of its common shares, and no actions have been taken to ascertain whether to register such shares under the Securities Act of 1933, as amended (the "Securities Act") or rely on exemptions from registration to distribute such shares. No assurance can be given that the Company will be able to sell securities or raise additional financing to meet its operating needs, or that if available, such sales could be effected on terms acceptable to the Company. If the Company is not able to sell additional securities or raise additional financing to meet its operating expenses, there is substantial doubt that the Company will be able to continue as a going concern. Management believes that sufficient capital resources will be generated from equity investment and debt financing to provide necessary working capital for fiscal year 2000.

     The Company's principal cash requirements are for capital requirements for building out its Rochester, New York plant, funding of ingredient and packaging inventory necessary to fuel beginning operations, funding of accounts receivable as a result of re-initiating operations, selling, general and administrative expenses and employee costs. The Company's primary sources of cash have been from sales of its children's beverage product which reduced the cash used in operations and the proceeds from the issuance of Industrial Revenue Bonds designated to and supporting the build-out of the Rochester, New York plant. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements, though no representation is made as to the Company's ability to secure either forms of financing, or if successful, whether may be dilutive to existing shareholders.

     The Company has only started to generate significant revenues from its own operations in the first eleven months of 1999, however, production and product sales ceased in November 1999. Prior to the commencement of these operations, the Company had nominal revenues due to the start-up nature of such operations, substantial ongoing investment in business development efforts, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been substantially dependent on debt financing to fund its cash requirements.

     The Company has two credit facilities under secured notes payable with maturity dates of January 9, 2000 and September 5, 2000, respectively. The January 9th note has been replaced with a note maturing July 9, 2000. The Company can borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings are collateralized by substantially all the Company's assets. Interest is paid monthly at the prime rate (currently 8.5%) and the prime rate plus 1% (currently 9.5%), respectively. Borrowings of $550,000 were outstanding on the lines as of December 31, 1999.

     During 1999, the Company began to sell its accounts receivables under a factoring agreement established with a financial institution. The sale of accounts receivable stopped in November 1999 due to the discontinuance of production and sales in November 1999.

     The Company made a payment of 2.2 million shares of common stock valued at $2.25 million in 1999, related to obligations under a sponsorship agreement with an Indy Racing League car team. The Company's logo was displayed on the racing team's car and provided advertising for the Company.

     Jon A. Darmstadter has made various advances against a note to the Company that total $749,259 (including interest of $54,259) due on demand. Interest is accrued quarterly at 12%. As of December 31, 1999, payments of $275,920 of principal and $25,440 of interest had been made by the Company. The balance as of December 31, 1999 is $447,899.

     In October 1999, the County of Monroe Industrial Development Agency (the "Agency") issued $7.42 million of its Industrial Development Revenue Bonds, Series 1999 (the "Bonds") under an Indenture of Trust dated as of October 1, 1999 (the "Indenture") by and between the Agency and the trustee. The Bonds were issued by the Agency for the purpose of providing funds to the Company to finance certain costs in connection with a project. The Company has received $5,080,254 of the bond proceeds which has an interest rate of 8.75%. In connection with the Bond deal, the Company has received a proposal for $2.56 million of financing representing a combination of

Section 108 from the Department of Housing and Urban Development ("HUD") plus $1.0 million of working capital financing. The original project terms were based on a facility which had significant environmental clean-up issues. The Company and the Agency have identified another facility in Rochester, New York. The Company anticipates that manufacturing will commence in new facilities in late 2000. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase is subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development, which is to be completed by April 30, 2000.

     Net cash used for the Company's operations was $2,201,300 and $739,166 for the years ended December 31, 1999 and 1998, respectively. The increase in net cash used for operating activities in fiscal 1999 was primarily due to a larger net loss, net of a $2.6 million noncash equity transactions charged to operations and net of an increase in accounts payable and accrued expenses.

     Cash used in investing activities was for purchases of property and equipment totaling $2,862,227 for the year ended December 31, 1999 and for purchases of property and equipment ($397,785) and an investment in certificates of deposit ($500,000) totaling $897,785 for the year ended December 31 1998.
The increase in 1999 primarily was used for purchases of major pieces of equipment integral in the manufacture of the Company's beverage products.

     The Company's primary sources of liquidity have been from the issuance of common stock and borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $5,073,180 and $1,636,636 for the fiscal years ended December 31, 1999 and 1998, respectively. The increase in 1999 was primarily due to additional proceeds from the issuance of industrial revenue bonds of $4,511,204, as well as proceeds from notes payable, net of repayments.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in Year 2000, these date code fields will need to accept four digit entries in order to distinguish 21/st/ century dates. All of the Company's computers comply with "Year 2000" requirements. However, there can be no assurance that other companies with which the Company transacts business will operate properly in Year 2000 and beyond, or that failure by such third party entities to correct a Year 2000 problem, or a correction which is incompatible with the Company's information systems, would not have a material adverse effect on the Company's operations or financial condition. Management believes it is Year 2000 ready. The cost of the Company's efforts to prepare for the Year 2000 compliance was not material. Nevertheless, because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems.

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on the Company's capitalization policy.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

INFLATION

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for The Children's Beverage Group, Inc. for the years ended December 31, 1999 and 1998 have been audited to the extent indicated in their reports (both of which contain an explanatory paragraph regarding the Company's ability to continue as a going concern) by DiRocco & Dombrow, PA, independent certified public accountants, for the year ended December 31, 1999 and BDO Seidman, LLP, independent certified public accountants, for the year ended December 31, 1998, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to
Item 7 of this Form 10-KSB.

Report of Independent Certified Public Accountants' for the year ended December 31, 1999


Board of Directors
The Children's Beverage Group, Inc.
Northbrook, Illinois

We have audited the accompanying balance sheet of The Children's Beverage Group, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Beverage Group, Inc, as of December 31, 1999 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies, the Company has incurred losses since inception, has negative working capital and cash flows from operations, has numerous unresolved legal matters, and has currently ceased operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the summary of significant accounting policies. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.



DiRocco & Dombrow, P.A.
March 17, 2000

Report of prior Independent Certified Public Accountants' for the year ended December 31, 1998

The Children's Beverage Group, Inc.
Northbrook, Illinois

We have audited the accompanying balance sheet of The Children's Beverage Group, Inc. (A Development Stage Company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Beverage Group, Inc. (A Development Stage Company) at December 31, 1998 and the results of its operations and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies, the Company is in the development stage and has incurred losses since inception and has negative working capital and cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the summary of accounting policies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP
Chicago, Illinois
June 3, 1999

The Children's Beverage Group, Inc.
Balance Sheets
---------------------------------------------------------------------------
December 31,                                             1999          1998
---------------------------------------------------------------------------
Assets (Note 2)
Current Assets
  Cash and cash equivalents                        $    9,653   $         -
  Restricted investments                              500,000       500,000
  Accounts receivable                                   6,176       103,602
  Inventories                                          94,460       151,255
---------------------------------------------------------------------------
Total Current Assets                                  610,289       754,857
---------------------------------------------------------------------------
Property and Equipment, Net (Notes 1 and 4)         4,851,163     1,717,714
Other Assets                                          624,137        26,983
---------------------------------------------------------------------------
                                                   $6,085,589   $ 2,499,554
===========================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                                 $1,327,577   $   211,594
  Accrued expenses                                    150,976             -
  Current portion of capital lease
   obligations (Note 5)                               766,998     1,079,636
  Notes payable - bank (Note 2)                       550,000       399,500
  Notes payable - stockholder (Note 3)                      -       262,900
  Notes payable - officer (Note 4)                    447,899             -
----------------------------------------------------------------------------
Total Current Liabilities                           3,243,452     1,953,630
----------------------------------------------------------------------------
Long-Term Liabilities
  Capital lease obligations, less
   current maturities (Note 5)                              -        53,786
  Industrial revenue bonds (Note 6)                 5,080,254             -
----------------------------------------------------------------------------
Total Long-Term Liabilities                         5,080,254        53,786
----------------------------------------------------------------------------
Total Liabilities                                   8,323,705     2,007,416
----------------------------------------------------------------------------

Commitments and Contingencies
  (Notes 4, 7, 8, 10, 11 and 12)

Stockholders' Equity (Deficit) (Note 9)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                         1,000         1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, 29,462,504 shares issued
   and outstanding at December 31, 1999 and
   25,761,337 shares issued and outstanding at
   December 31, 1998, respectively                      2,946         2,576
  Additional paid-in capital                        6,629,751     2,878,954
  Accumulated deficit                              (8,871,813)   (2,390,392)
----------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)               (2,238,116)      492,138
----------------------------------------------------------------------------
                                                   $6,085,589   $ 2,499,554
============================================================================

See accompanying summary of accounting policies and notes to financial statements.



The Children's Beverage Group, Inc.
Statements of Operations

-----------------------------------------------------------------------------
                                                  Year ended     Year ended
                                                 December 31,   December 31,
                                                     1999           1998
-----------------------------------------------------------------------------
Net Sales (Note 11)                               $ 3,606,987    $   145,954

Cost of Sales                                       5,027,152        171,268
-----------------------------------------------------------------------------

Gross Loss                                         (1,420,165)       (25,314)

Selling, General, and Administrative Expenses       4,160,697      1,943,446
-----------------------------------------------------------------------------

Loss From Operations                               (5,580,862)    (1,968,760)

Interest Income                                        20,782              -

Interest Expense                                     (921,343)       (16,660)
-----------------------------------------------------------------------------

Net Loss                                          $(6,481,421)   $(1,985,420)
=============================================================================

Net Loss Per Common Share                              $(0.23)        $(0.08)
===============================             =================================

Weighted Average Common
  Shares Outstanding                               28,126,196     23,977,885
===============================             =================================


See accompanying summary of accounting policies and notes to financial statements.

The Children's Beverage Group Inc.
Statement of Changes in Stockholders' Equity (Deficit)
=================================================================================================================
                                                       Preferred Stock                               Additional
                                                          Series A                Common Stock        Paid-in
                                                    ---------------------    ---------------------
                                                     Shares        Amount      Shares      Amount     Capital
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          1,000,000     $1,000     20,250,038    $2,025   $  507,975

Issuance of shares of common stock for
  cash (Note 9)                                             -          -      1,600,000       160      975,340
Capital contributions (Note 9)                              -          -              -         -       96,030
Issuance of common stock for marketing
  services (Note 9)                                         -          -      1,361,269       136    1,299,864
Stock dividend (Note 9)                                     -          -      2,550,030       255         (255)

Net loss                                                    -          -              -         -            -
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          1,000,000     $1,000     25,761,337    $2,576   $2,878,954

Issuance of warrants to purchase 413,000
  shares of common stock in settlement of
  negotiations with a manufacturing agent
  (Note 7)                                                  -          -              -         -      413,000

Issuance of shares of common stock for
  conversion of warrants (Note 9)                           -          -        413,000        41          (41)

Contribution of $592,900 of debt to shareholder
  and officer of corporation (Note 9)                       -          -        988,167        99      988,068

Issuance of common stock for manufacturing
  services (Note 9)                                         -          -        100,000        10       99,990

Issuance of common stock for marketing
  services (Note 9)                                         -          -      2,200,000       220    2,249,780

Net loss                                                    -          -              -         -            -
===============================================================================================================
Balance, December 31, 1999                          1,000,000     $1,000     29,462,504    $2,946   $6,629,751
===============================================================================================================

                                                   Accumulated
                                                     Deficit            Total
---------------------------------------------------------------------------------
Balance, December 31, 1997                         $  (404,972)      $   106,028

Issuance of shares of common stock for                       -           975,500
  cash (Note 9)
Capital contributions (Note 9)                               -            96,030
Issuance of common stock for marketing
  services (Note 9)                                          -         1,300,000
Stock dividend (Note 9)                                      -                 -

Net loss                                            (1,985,420)       (1,985,420)
---------------------------------------------------------------------------------
Balance, December 31, 1998                         $(2,390,392)      $   492,138

Issuance of warrants to purchase 413,000
  shares of common stock in settlement of
  negotiations with a manufacturing agent
  (Note 9)                                                   -           413,000

Issuance of shares of common stock for
  conversion of warrants (Note 9)                            -                 -

Contribution of $592,900 of debt to shareholder
  and officer of corporation (Note 9)                        -           988,167

Issuance of common stock for manufacturing
  services (Note 9)                                          -           100,000

Issuance of common stock for marketing
  services (Note 9)                                          -       2,250,000

Net loss                                            (6,481,421)     (6,481,421)
------------------------------------------------------------------------------
Balance, December 31, 1999                         $(8,871,813)    $(2,238,116)
==============================================================================

See accompanying summary of accounting policies and notes to financial statements.


The Children's Beverage Group Inc.
Statements of Cash Flows

==========================================================================================================
                                                                                Year ended     Year ended
                                                                              December 31,   December 31,
                                                                                      1999           1998
-----------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                      $(6,481,421)   $(1,985,420)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                  246,368         23,950
     Noncash equity transaction charged to operations
       (Note 9)                                                                   2,645,267      1,300,000
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                    97,426       (103,602)
       Decrease (increase) in inventories                                            56,795       (151,255)
       Increase in other assets                                                     (32,694)       (21,381)
       Increase in accounts payable                                               1,115,983        198,542
       Increase in accrued expenses                                                 150,976              -
-----------------------------------------------------------------------------------------------------------
Total adjustments                                                                 4,280,121      1,246,254
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (2,201,300)      (739,166)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                             (2,862,227)      (397,785)
  Restricted investments, pledged as collateral                                           -       (500,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (2,862,227)      (897,785)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from bank notes payable                                                  150,500        612,400
  Proceeds from notes payable and stockholder advances                            1,203,820              -
  Repayment of stockholder advances                                                (275,920)             -
  Repayment of other notes payable                                                 (150,000)             -
  Capital lease obligation payments                                                (366,424)       (47,294)
  Proceeds from Industrial Revenue Bonds, net of $569,050 of issuance costs       4,511,204              -
  Proceeds from issuance of common stock and capital contributions                        -      1,071,530
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         5,073,180      1,636,636
-----------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  9,653           (315)

Cash and Cash Equivalents, at beginning of period                                         -            315
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                     $     9,653    $         -
===========================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                        $   511,150    $    16,660
===========================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities

     During 1998, the Company incurred $1,180,716 of capital lease obligations related to leases for new equipment.
     During 1999, the Company converted $592,900 of stockholder notes payable into common stock with a value of $988,167. Accordingly, the reduction of debt was recorded with an increase to equity. The excess value of the common stock at the time of conversion was recorded as interest expense.
     During 1999, the Company purchased machinery for $513,000 in exchange for common stock and warrants. Accordingly, assets and equity were recorded for this amount. Subsequently, the Company wrote-off $100,000 of this amount related to the Sweet-Ripe litigation.
     During 1999, the Company paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount. The asset amount was ratably charged to operations throughout the year.

===========================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

The Children's Beverage Group, Inc.
Summary of Accounting Policies
================================================================================

Description of Business

     The Children's Beverage Group, Inc. (the "Company"), located in Northbrook, Illinois, is engaged in the manufacture and distribution of children's beverages to a single customer with locations throughout the United States. The Company's products were manufactured through co-packing relationships with third party manufacturers. One co-packer entered into bankruptcy during 1999 and held major equipment owned or leased by the Company. A second co-packer discontinued production of the Company's beverage product and also held major pieces of Company equipment. Subsequent to year end, the Company and the second co-packer agreed to release the major pieces of Company equipment held by them after receiving payment for costs incurred which is being negotiated.

Basis of Presentation

     Through December 31, 1998 the Company was a development stage enterprise with minimal operations. During the period ended December 31, 1999 the Company ceased to be a development stage enterprise.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1998 and 1999, the Company experienced a net loss of $1,985,420 and $6,481,421, respectively. At December 31, 1999, the Company has a working capital deficit of $2,633,163.

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates

     Management is pursuing various sources of debt and/or equity financing and re-initiating production with a contract producer along with the build-out of a plant in Rochester, New York utilizing financing through an Industrial Revenue bond which closed in October 1999. Although the Company plans to pursue additional financing and re-initiate production of its beverage product, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. Furthermore, there can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure until its Rochester plant is operational. Failure to develop such an interim manufacturing arrangement may result in the Company rapidly depleting available funds and may make sources of additional financing reluctant to risk investing in the Company. Furthermore, failure to secure such financing may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans and with vendors.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Company considers all highly liquid cash investments, including time deposits, as cash equivalents.


Restricted Investments

     Restricted investments consists of certificates of deposit used as collateral against a $500,000 note payable to the bank.

Inventories

     Inventories are stated at the lower of cost, or market, determined on the first-in, first-out ("FIFO") method. At December 31, 1999 and 1998, inventories consist primarily of raw materials.

Property, Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (three to 10 years) by the straight-line method.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable and long-term debt approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

Use of Estimates

     Preparation of the accompanying financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions about current and future events that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

     The Company recognizes revenue and the related costs when product is shipped.

Advertising Costs

     Advertising costs, aggregating $2,259,000 in 1999 and $1,300,000 in 1998, are expensed as incurred.

Costs of Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has followed this policy since inception.

Taxes on Income

     Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the estimated tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for the benefits, if any, of tax credit or loss carryforwards. The amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized.

Net Loss Per Share

     Net loss per share is calculated using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on the Company's capitalization policy.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

Reclassifications

     Certain amounts in the accompanying 1998 financial statements have been reclassified to conform with the 1999 presentation.



The Children's Beverage Group, Inc.
Notes to Financial Statements
------------------------------------------------------------------------------

1. Property and Equipment

     Property and equipment are summarized by major classification as follows:

                    December 31,                            1999        1998
                    -----------------------------------------------------------
                    Machinery and equipment (Note 4)    $3,645,484   $1,669,662
                    Automobiles                             43,775       43,775
                    Furniture and fixtures                  36,882       17,000
                    Computers and peripherals               34,308       12,352
                    Construction in progress             1,357,567            -
                    -----------------------------------------------------------
                                                         5,118,016    1,742,789
                    Less accumulated depreciation         (266,853)     (25,075)
                    -----------------------------------------------------------

                    Total                               $4,851,163   $1,717,714
                    ===========================================================


2. Notes Payable - Bank

     The Company has two credit facilities under secured notes payable with maturity dates of July 9, 2000 and September 5, 2000, respectively. The Company can borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings are collateralized by substantially all of the Company's assets. Interest is paid monthly at 8.50% and 9.50%, respectively. Borrowings of $500,000 and $50,000, respectively, are outstanding on the lines as of December 31, 1999 and borrowings of $349,500 and $50,000, respectively, are outstanding on the lines as of December 31, 1998.

3. Notes Payable - Stockholder

     The Company has two notes payable to a stockholder with maturity dates of November 10, 1999 and December 20, 1999, respectively. Interest was paid periodically at 12%. Borrowings of $150,000 and $112,900, respectively, are outstanding as of December 31, 1998. The stockholder advanced an additional $330,000 during the first quarter of 1999. During May 1999 the Company entered into an agreement to convert approximately $592,900 of outstanding stockholder notes payable into 988,167 shares of common stock which were issued during July 1999. The common stock had a value of $988,167. The excess value of the common stock was recorded as interest expense at the time of conversion.

4. Notes Payable - Officer and Related Party Transactions

     The Company's President and Chief Executive Officer of the Company and its majority shareholder has advanced the Company $695,000 throughout 1999 based on an interest bearing note with a rate of 12%. These advances have resulted in interest expense of $54,259. Principal of $275,920 and interest of $25,440 has been repaid on this note. As of December 31, 1999, the outstanding balance on this note was $447,899.

        During 1999, the Company reimbursed its president $5,500 on the purchase of fixed assets made by him on the Company's behalf.

        The Company has been granted a worldwide license to use the U.S. patent on the "rip it sip it" drink system. The patent was applied for and issued to Mr. Darmstadter in August 1999. The patent is used in the Company's production of its juice products. In September 1999, Mr. Darmstadter entered into a license agreement with the Company, which was amended in January 2000 (the "License Agreement"), the License Agreement allows the Company to use the patent in exchange for a $1.00 annual fee. Pursuant to the Employment Agreement between the Company and Mr. Darmstadter, in the event that the control of the Company changes, Mr. Darmstadter would receive a royalty in the amount of $0.005 per pouch of children's beverage product sold by the Company. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years).

5.  Capital Lease Obligations

        The Company leases certain machinery and equipment under capital leases. As lessee, the Company assumes all taxes, maintenance costs, insurance and other operating costs over the life of the lease. During the years ended December 31, 1999 and 1998, principal and interest payments under these leases amounted to $430,606 and $56,641, respectively.

Property recorded under such leases at December 31 consist of:

                                                    1999           1998
---------------------------------------------------------------------------
Machinery and equipment                         $1,630,716     $1,583,422

Less accumulated depreciation                      162,454         20,000
---------------------------------------------------------------------------
Total                                           $1,468,262     $1,563,422
===========================================================================

Future minimum lease payments, excluding operating costs, in the aggregate and for the years succeeding December 31, 1999 are:


Year ending December 31,                                              Amount
-------------------------------------------------------------------------------
   2000                                                             $  707,845
   2001                                                                108,424
-------------------------------------------------------------------------------
Total future minimum lease payments                                    816,269
Less amount representing interest                                       49,271
-------------------------------------------------------------------------------
Net capital lease obligation                                           766,998
Less current portion*                                                  766,928
-------------------------------------------------------------------------------
Long-term portion                                                   $        -
===============================================================================

* Since the Company is in arrears on payment of the minimum lease payments, all payments are treated as currently payable.


6.   Industrial Revenue Bonds

        The Company, as borrower, entered into a financing arrangement with the County of Monroe Industrial Development Agency (serving Rochester, New York)to issue $7,420,000 industrial development revenue bonds. The closing took place in October, 1999 and $4,892,224 was released and $188,030 was applied to interest on the bonds for a total obligation of $5,080,254 outstanding as of December 31, 1999. The bonds have a stated interest rate of 8.75% and are payable (net of Capitalized Interest Fund payments of $301,066 and Reserve Fund interest), as follows:

        2000      $  461,803
        2001       1,105,295
        2002       1,106,983
        2003       1,104,733
        2004       1,103,545
        2005       1,102,983
        2006       1,106,607
        2007       1,106,983
        2008       1,105,233
        2009       1,102,358
        2010       1,102,920

$1,484,710 of the bond proceeds remains available for purchasing equipment as of December 31, 1999. The bonds are collateralized by nearly all the assets of the Company.

        Additionally, the City of Rochester (New York) has proposed the use of $2,566,000 of Section 108 U.S Department of Housing and Urban Development (HUD) financing for the purpose of purchasing a building within the City and proposed to separately arrange for $1,000,000 of working capital financing.

7.  Leases

        The Company leases office space under a noncancellable operating lease through December 14, 2003. Total rent expense for 1999 and 1998 was $22,650 and $27,168, respectively, which included for 1998 and part of 1999 a prior office lease under which payments were made on a month-to-month basis. The future minimum rental payments required under this lease over the next four years is $125,500 broken down as follows:

               December 31,                                       Amount
               ------------------------------------------------------------
               2000                                              $ 30,000
               2001                                                30,900
               2002                                                31,800
               2003                                                32,800
               ------------------------------------------------------------
               Total                                             $125,500
               ============================================================


8.  Income Taxes

        The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:

               December 31,                                     1999          1998
               -----------------------------------------------------------------------
               Income tax benefits at statutory rate        $(2,593,000)   $(794,000)
               Change in valuation allowance related to
                deferred tax benefit carryforwards          $ 2,593,000    $ 794,000
                                                            -------------------------
               Income tax benefit                           $          -   $       -
                                                            -------------------------

        Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

        At December 31, 1999, net operating losses of approximately $8.9 million are available for carryforward against future years' taxable income and expire through the year 2019. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

        The net deferred tax assets consist of the following:

                                                      1999            1998
        ----------------------------------------------------------------------
        Net operating loss carryforwards         $  3,387,000      $ 956,000
        Valuation allowance                        (3,387,000)      (956,000)
        ----------------------------------------------------------------------

        Net deferred tax assets                  $          -      $       -
        ======================================================================

9.   Stockholders' Equity

Common Stock Issuances

     Common stock was issued in 1998 and 1999, as follows:

     a) Sales of common stock - In connection with private placements, the Company sold 150,000 shares in April 1998 for $163,500 and sold 1,450,000 shares in July 1998 for $812,000.

     b) Stock dividend - In July 1998, the Company declared a one-for-eight stock dividend and issued 2,550,030 shares of common stock.

     c) Services rendered - In October 1998, the Company issued 1,361,269 shares of common stock to a marketing firm for services rendered in satisfaction of a $1,300,000 liability for advertising fees. Such shares were issued, based on current market prices at the date of issuance.

     d) On September 17, 1999, the Company entered into a Patent License Agreement ("the Agreement") with its Chairman. The patent was applied for and issued to the Company's Chairman in August 1999. The Agreement provides the Company the exclusive right to use the U.S. patent used in the production of the Company's juice pouch products for the life of the patent in exchange for a $1.00 annual fee unless a change-in-control event occurs. In the event that a change-in-control event occurs, the Chairman would receive a royalty in the amount of $0.0005 per pouch of children's beverage product sold by the Company.

     e) On March 24, 1999, the Company issued 2,200,000 shares of common stock to satisfy its $2,250,000 obligations under a sponsorship agreement with an Indy Racing League car team.

     f) On April 23, 1999, the Company entered into a Settlement Agreement with a vendor, under which the Company issued the vendor warrants to purchase 413,000 shares of common stock at par value in exchange for machinery and equipment with a value of $413,000. In addition, on March 24, 1999, the Company issued 100,000 shares of common stock to another vendor as payment for an additional $100,000 of machinery and equipment which because of bankruptcy of the vendor is not deemed recoverable and has been written off.

     g) During May 1999 the Company entered into an agreement to convert approximately $592,900 of outstanding stockholder notes payable into 988,167 shares of common stock which were issued during July 1999. The common stock had a value of approximately $988,000. The excess value of the common stock was recorded as interest expense at the time of conversion.

     h) In November 1999, stock warrants issued to a vendor in April 1999 were converted to 413,000 shares of the Company's common stock.

Capital Contributions

     During 1998, the Company's Chairman made capital contributions of $96,030.

Preferred Stock

     The Series A preferred stockholders shall be entitled to 25 votes for each share owned by them on all matters required or permitted to be submitted to a vote of stockholders of the Company. The Series A preferred stockholders also share ratably with common stockholders in dividend (if any) declared by the Board of Directors and in liquidation rights upon the Company's liquidation, dissolution or winding up. In the event of a change in control of the Company, the Series A Preferred Stock automatically converts into five shares of common stock, subject to anti-dilution rights.

10.  Commitments and Contingencies

     The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision and the matter will be sent to trial with a trial date to set by April 16, 2000. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

     During 1999, the Company began to sell its accounts receivables under a factoring agreement established with a financial institution. This agreement enables the Company to sell accounts receivable to the financial institution with recourse against the Company. During 1999, the Company has sold approximately $1,857,500 of its accounts receivable to the financial institution under this factoring agreement for approximately $1,773,800. Pursuant to the provisions of SFAS 125,the Company reflected the transaction as a sale of assets and established an accounts receivable from the financial institution for the retained amount less the cost of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 20% of the total accounts receivable invoices sold to the financial institution less administrative and finance fees charged by the financial institution. The sale of accounts receivable stopped in November 1999 due to the discontinuance of production and sales in November 1999 (see below).

     The Company had entered into an arrangement with Warrenton Products, Inc. ("Warrenton") to bottle and manufacture the Company's beverage product using machinery provided by the Company. Operations began in July 1999 with production levels deemed unsatisfactory by the Company. Disagreements ensued between the parties on a variety of manufacturing operations problems. Warrenton elected to breach its contractual obligations in November 1999 and discontinued production of the Company's beverage products. Accordingly, the Company continues to pursue an amicable settlement of this situation, but it has also employed the services of an outside law firm to handle any legal ramifications associated with these discussions. Warrenton currently holds three major pieces of specialized equipment valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are owned by the Company and the remaining equipment is leased. See the subsequent events footnote, below.

     The Company is involved in various other litigation incident to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

11.  Sole Customer, Contract Manufacturer and Concentration of Risk

     All of the Company's sales during 1999 and 1998 were to one customer. Outstanding accounts receivable at December 31, 1999 and 1998 were due from such customer. The Company has stopped shipping product to the customer. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operations.

     Currently, the Company relies on one contract manufacturer to produce juice products for its sole customer. As described in note 8, above, the contract manufacturer discontinued production in November 1999. This discontinuance has disrupted the Company's operations and no product has been shipped to the Company's only customer since November 1999. Discussions took place in an attempt to re-initiate production, but lack of cooperation has resulted in the filing of a complaint against this contract manufacturer. See the subsequent events footnote, below.

     Financial instruments that potentially subject the Company to credit risk consist of cash and restricted investments in a financial institution, which exceeds the $100,000 federally insured limit. Cash and restricted investments exceeding federally insured limits totaled $409,510 at December 31, 1999 and $393,586 at December 31, 1998.

12.  Subsequent Events

     On January 28, 2000, legal counsel for the Company filed a complaint with the United States District Court, Eastern District of Missouri against Warrenton Products, Inc. ("WPI"), a Missouri corporation, alleging that WPI did not meet its contractual obligations to perform its manufacturing of the Company's product and refuses to allow the Company to remove its specialized equipment. On February 3, 2000, WPI filed a lawsuit against the Company alleging damages of approximately $2.0 million plus interest, costs and punitive damages. The Company intends to vigorously defend against the WPI claim and vigorously prosecute its claim.

     In February 2000, the Company initiated a Stock Option Plan (the "Plan") that provides the ability to issue up to five million (5,000,000) of the Company's common stock to its employees, directors or key service providers/consultants with an exercise price above fair market value, as defined in the Plan, at the date of grant. In conjunction with the Plan's adoption, the board of directors approved the grant of incentive stock options, representing 2,033,200 shares of common stock, to all officers and full-time employees. These options begin vesting within six (6) months after issuance and will be fully vested at the second anniversary date of their grant, so long as the option holder remains an employee of the Company. These issued options expire in February 2005 and are exercisable at prices ranging from $0.62 to $0.68 per share.

     In February 2000, a contract was entered into to purchase an 80,000 square foot manufacturing facility on a 7 1/2 acre site in Rochester, New York. This contract provides for a $975,000 purchase price, with closing subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development to be completed by April 30, 2000.

     In February 2000, Capri Sun, Inc. and Rudolph Wild GMBH & Co. KG, a German limited partnership, (collectively, the "Plaintiffs") filed a Motion to Reinstate Case and Enforce Settlement Agreement in the Northern District of Illinois, old case no. 97 C 1961 (Settlement Agreement). The Company has filed its response to the Motion, and Plaintiffs' reply was filed on March 28, 2000. The Company has denied three of the four alleged breaches raised by Capri Sun and offers to discontinue use of the color blue on all future press runs of its pouches.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

        As of December 31, 1999, the executive officers and directors of the Company were as follows:

     NAME                   AGE               POSITION
     ----                   ---               --------
   Jon A. Darmstadter       47     President and Chief Executive
                                   Officer, Director
   Edward R. Ferry          49     Vice President/Marketing, Director

        None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

        The business experience of each of the persons listed above during the past five years is as follows:

     Jon A. Darmstadter has served as the President and Chief Executive Officer and a director of the Company since March 1997. Mr. Darmstadter is also the founder and president of Children's Net Logic, Inc., a privately held, internet related start-up in Arizona. From 1995 to March 1997, Mr. Darmstadter was a sole proprietor of a venture known as Water Pouch, which was purchased by the Company in March 1997. Prior to his position with the Company, Mr. Darmstadter held positions as Product Development/Brand Manager and National Sales Manager for United Beverage of Ohio. Prior to working with United Beverage of Ohio, Mr. Darmstadter was National Sales Manager for Bidderman Industries, a brand marketer of men's designer clothing.

     Edward R. Ferry has served as the Vice President/Marketing since May 1997 and a director of the Company since January 1999. From June 1990 to May 1997, Mr. Ferry served as the President of Corporate Confectionary/Confection Werks, a specialty chocolate manufacturing company that he owned. Prior to his involvement with Corporate Confectionary/Confection Werks, he was the Midwest Sales Manager for Ralph Lauren Ladies Wear.


Board Composition

     Each member of the board is elected on an annual basis by the stockholders. At each annual meeting of stockholders, directors are elected for the next year. Each director serves for a one year term.

     Each officer is elected by, and serves at the discretion of, the board. There are no family relationships among any of the directors, executive officers or key employees.

Board Committees

     The board has not established any committees.

Compensation of Directors

     Messrs. Darmstadter and Ferry receive no compensation for being directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     None of the Directors, officers and beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

   The following table sets forth certain summary information concerning the compensation earned by the Company's sole named executive officer. The table excludes certain perquisites and other personal benefits received by this officer that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

     The following table sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 1997, 1998 and 1999 to the Company's Chief Executive Officer and President. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.


                          Summary Compensation Table

                                                       ALL
                                                      OTHER
NAME AND PRINCIPAL                                   COMPENSA
POSITION                 YEAR    SALARY    BONUS      -TION
                                --------   ------    --------
Jon A. Darmstadter,      1997   $  -0-     $  -0-    $  -0-
President, C.E.O.        1998   $ 80,000   $  -0-    $  -0-
                         1999   $104,000   $  -0-    $  -0-

Employment Agreement

The Company has entered into an employment agreement with Mr. Darmstadter effective as of January 1, 1999. Mr. Darmstadter has been hired as the Company's President and Chief Executive Officer. The agreement is for a term of five years. The agreement provides for a base annual salary of $104,000 in 1999, and he is eligible for performance based bonuses and equity-based compensation. In the event of a change in control of the Company (as defined therein), the Company has agreed to grant Mr. Darmstadter a royalty in the amount of $0.005 per pouch of children's beverage product sold by the Company, payable on a quarterly basis. Mr. Darmstadter is not a full-time officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company as of December 31, 1999, for: (i) each person known by TCBG to beneficially own 5% or more of the shares of outstanding common stock;
(ii) each of TCBG's executive officers and directors; and (iii) all of TCBG's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

     Unless otherwise noted (1) each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by him as set forth opposite his name and (2) the address for each of the persons listed below is: c/o The Children's Beverage Group, Inc., 227 Melvin Drive, Northbrook, Illinois 60062.

                                                           Common Stock
                                                     --------------------------
                                                      Beneficially Owned(a)(b)
Name and Address of Beneficial Owner                 No. of Shares  % of Class
------------------------------------                 ------------- ------------
Jon A. Darmstadter(c)                                    6,669,731     22.64%

Felicia Murray(d)                                        2,464,313      8.36%

Edward R. Ferry(e)                                          45,000      *

All executive officers and directors as a
  group (2 persons)                                      6,714,731     22.79%

*Represents less than one percent of the total.

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.
(b) The calculations in this table of the percentage of outstanding shares are based on 29,462,504 shares of the Company's common stock outstanding as of December 31, 1999.
(c) Does not include 1,000,000 shares of Series A Preferred Stock, which have 25 votes per share, and automatically convert into five shares of common stock upon a change-in-control event, subject to anti-dilution provisions. Mr. Darmstadter owns 100% of the Company's outstanding preferred stock. Includes 50,000 shares of common stock held by Mr. Darmstadter's son and 150,000 shares of common stock held in the name of his former wife. Mr. Darmstadter's combined ownership of common stock and preferred stock gives him control over 58.22% of the votes that can be cast in any meeting of stockholders.
(d)  Former officer and director of the Company.
(e) Includes 30,000 shares of common stock held in the name of Mr. Ferry's son. Mr. Ferry is one of the Company's directors and serves as the Vice President of Marketing.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has been granted a worldwide license to use the U.S. patent on the "rip it sip it" drink system. The patent was applied for and issued to Jon A. Darmstadter, the President and Chief Executive Officer of the Company in August 1999. The patent is used in TCBG's production of its juice products. In September 1999, Mr. Darmstadter entered into a license agreement with the Company, which was amended in January 2000 (the "License Agreement"), the License Agreement allows the Company to use the patent in exchange for a $1.00 annual fee. Pursuant to the Employment Agreement between the Company and Mr. Darmstadter, in the event that the control of the Company changes, Mr. Darmstadter would receive a royalty in the amount of $0.005 per pouch of children's beverage product sold by the Company. See Item 10. - Executive Compensation - Employment Agreement. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years).

        During the year ended December 31, 1999, the Company reimbursed Jon A. Darmstadter, the President and Chief Executive Officer of the Company, $5,500 on the purchase of fixed assets he made on the Company's behalf. Additionally, Mr. Darmstadter advanced funds to the Company totaling $749,259 (including $54,259 of interest) to meet cash flow needs. These advances were made under a note with interest accrued quarterly at a twelve percent (12%) annual rate. As of December

31, 1999, payments of $275,920 of principal and $25,440 of interest had been made by the Company leaving $447,899 owed as of December 31, 1999. Subsequent to year end, $2,880 of interest has been paid, leaving a balance due of $445,019 plus accrued interest subsequent to December 31, 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (A) EXHIBITS

          Exhibit No.                  Exhibit Name
          -----------                  ------------

               3.1 Amended and Restated Certificate of Incorporation previously filed as Exhibit 3.1 to Form 10-SB dated November 15, 1999

               3.2 Amended and Restated By-Laws of Registrant previously filed as Exhibit 3.2 to Form 10-SB dated November 15, 1999

               3.3 Certificate of Designations of Series A Preferred Stock previously filed as Exhibit 3.3 to Form 10-SB dated November 15, 1999

               4.1       Form of Common Stock Certificate previously filed as
                         Exhibit 4.1 to Form 10-SB/A dated January 14, 2000

               4.2 Form of Series A Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-SB dated November 15, 1999

               4.3 Registration Rights Agreement warrant holder dated April 23, Exhibit 4.3 to Form 10-SB between the Company and a 1999 previously filed as dated November 15, 1999

               4.4 Debt Conversion Agreement between the Company and Ranger Enterprises, Inc. dated May 10, 1999 previously filed as Exhibit 4.4 to Form 10-SB dated November 15, 1999

              10.1 Amended and Restated Employment Agreement between the Company and Jon A. Darmstadter Exhibit 4.3 to Form 10-SB dated previously filed as November 15, 1999 Exhibit
                         10.1 to Form 10-SB/A dated January 14, 2000

              10.2 Patent License Agreement between the Company and Jon A. Darmstadter dated September 14, Exhibit 10.2 to Form 10-SB dated 1999 previously filed as November 15, 1999

              10.3 Assignment and Assumption Agreement between the Company and Water Pouch dated January 11, 1999 previously filed as dated November 15, 1999

              10.4       Amendment to Patent License Agreement

              10.5       Rochester Purchase Contract, February 2000

              10.6       Jon A. Darmstadter Note dated January 2, 1999

              10.7       Pledge & Assignment (Bond)

              10.8       Payment in Lieu of Tax Agreement

              10.9       Security Agreement

              27         Financial Data Schedule


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                                             The Children's Beverage Group, Inc.
                                                           (Registrant)


                                             By: /s/  Jon A. Darmstadter
                                                --------------------------------
Date: March 30, 2000                              Jon A. Darmstadter
                                                  CEO, President, Chairman,
                                                  & Principal Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Position                      Date
----                               --------                      ----

                                   CEO, President,
                                   Chairman, &
                                   Principal Financial
/s/ Jon A. Darmstadter             Officer                       March 30, 2000
-------------------------------    --------------------------    ---------------
    Jon A. Darmstadter


/s/ Edward R. Ferry                Director                      March 30, 2000
-------------------------------    --------------------------    ---------------
    Edward R. Ferry