Form 10QSB
period 2000-03-31
CHILDRENS BEVERAGE GROUP INC
filed 2000-05-15
CIK 1098949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2000

                                      OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


                        Commission File Number 0-28125
                      The Children's Beverage Group, Inc.
                (Name of Small Business Issuer in its charter)

                Delaware                              87-0459103
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


                 237 Melvin Drive, Northbrook, Illinois 60062
                   (Address of Principal Executive Offices)

                                 (847)562-4040
                          (Issuer's telephone number)


                                      N/A
                    (Former name, former address and former
                  fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                        Outstanding as of
            Class                                         March 1, 2000
Common Stock, $.0001 par value                             29,462,504*

* Excludes 5,000,000 shares issued as collateral against a promissory note, see
Part II, Item 2 herein.  Though issued, treated herein as not outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                ---    ---

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                    3

           Independent Accountants' Review Report                            3

           Condensed Balance Sheets - March 31,
           2000 and December 31, 1999                                        4

           Condensed Statements of Operations -
           three months ended March 31, 2000 and 1999                        5

           Condensed Statements of Cash Flows -
           three months ended March 31, 2000 and 1999                        6

           Notes to Condensed Financial Statements                           7

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                        10

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities                                            16

Item 6.    Exhibits and Reports on Form 8-K                                 17

           SIGNATURES                                                       17

PART I

Item 1.   FINANCIAL STATEMENTS


                           ACCOUNTANTS' REVIEW REPORT


The Children's Beverage Group, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed balance sheet of The Children's Beverage Group, Inc. as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999. All information included in these financial statements is the representation of the management of The Children's Beverage Group, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements as modified by the instructions to Form 10-QSB by Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Based on our review, with the exception described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.



/s/ DiRocco & Dombrow, P.A.

DiRocco & Dombrow, P.A.
May 12, 2000
Fort Lauderdale, Florida

The Children's Beverage Group, Inc.
Condensed Balance Sheets

================================================================================
                                                    March 31,      December 31,
                                                       2000            1999
                                                   (Unaudited)      (Audited)
--------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                       $       432      $     9,653
  Restricted investments                              500,000          500,000
  Accounts receivable                                       -            6,176
  Inventories                                          94,460           94,460
--------------------------------------------------------------------------------
Total Current Assets                                  594,892          610,289
--------------------------------------------------------------------------------
Property and Equipment, Net                         5,542,502        4,851,163
Other Assets                                          609,999          624,137
--------------------------------------------------------------------------------
                                                  $ 6,747,393      $ 6,085,589
================================================================================

Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts payable                                $ 1,248,655      $ 1,327,578
  Accrued expenses                                    164,586          150,976
  Capital lease obligations                           766,998          766,998
  Notes payable - bank                                550,000          550,000
  Notes payable - officer                             458,349          447,899
--------------------------------------------------------------------------------
Total Current Liabilities                           3,188,588        3,243,451
--------------------------------------------------------------------------------
Long-Term Liabilities
  Industrial revenue bonds                          6,292,088        5,080,254
--------------------------------------------------------------------------------
Total Long-Term Liabilities                         6,292,088        5,080,254
--------------------------------------------------------------------------------
Total Liabilities                                   9,480,676        8,323,705
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 2 - 4)

Stockholders' (Deficit) (Notes 3 - 5)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                         1,000            1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, (Note 5)                          2,946            2,946
  Additional paid-in capital                        6,629,751        6,629,751
  Accumulated deficit                              (9,366,980)      (8,871,813)
--------------------------------------------------------------------------------
Total Stockholders' (Deficit)                      (2,733,283)      (2,238,116)
--------------------------------------------------------------------------------
                                                  $ 6,747,393      $ 6,085,589
================================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2000 and 1999

===========================================================================
                                                        2000          1999
                                                 (Unaudited)   (Unaudited)
===========================================================================
Net Sales                                        $         -   $   401,073

Cost of Sales                                          1,519       413,900
---------------------------------------------------------------------------

Gross Loss                                            (1,519)      (12,827)

Selling, General, and Administrative Expenses        305,267       890,793
---------------------------------------------------------------------------

Loss From Operations                                (306,786)     (903,620)

Interest Income                                       11,970         9,923

Interest Expense                                    (200,351)      (40,448)
---------------------------------------------------------------------------

Net Loss                                         $  (495,167)  $  (934,145)
===========================================================================

Basic and Diluted Net Loss Per Common Share           $(0.02)       $(0.04)
===========================================================================

Weighted Average Common
  Shares Outstanding                              29,462,504    26,336,337
===========================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999


===============================================================================================================
                                                                                             2000         1999
                                                                                       (Unaudited)  (Unaudited)
---------------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                             $ (495,167)  $ (934,145)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                        111,299       30,475
     Noncash equity transaction charged to operations                                           -      625,000
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                           6,176       23,022
       Decrease (increase) in inventories                                                       -     (122,960)
       Increase (decrease) in accounts payable                                            (78,923)      73,981
       Increase in accrued expenses                                                        13,610            -
---------------------------------------------------------------------------------------------------------------
Total adjustments                                                                          52,162      629,518
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (443,005)    (304,627)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                                     (788,500)    (151,320)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (788,500)    (151,320)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from bank notes payable                                                              -        2,500
  Proceeds from notes payable and stockholder advances                                     10,450      490,447
  Repayment of other notes payable                                                              -            -
  Capital lease obligation payments                                                             -      (37,000)
  Proceeds from Industrial Revenue Bonds                                                1,211,834            -
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               1,222,284      455,947
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (9,221)           -

Cash and Cash Equivalents, at beginning of period                                           9,653            -
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                            $      432   $        -
===============================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                               $  138,342   $   40,448
---------------------------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and Financing Activities

 During 1999, the Company purchased machinery for $100,000 in exchange for common stock. Accordingly, assets and equity were recorded for this amount.
  Subsequently, the Company wrote-off this amount related to the
  Sweet-Ripe litigation.
 During 1999, the Company paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount.
  The asset amount was ratably charged to operations throughout the year with
  $625,000 recorded in the first quarter.
===============================================================================================================

See accompanying summary of notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis Of Presentation

      The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Basic and diluted earnings per share are the same due to the anti-dilutive nature of the options.

      The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.

      These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

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

2.  Commitments and Contingencies

      The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. The appeal will likely be heard in June 2000 although a precise date has not yet been agreed upon. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

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

     On January 28, 2000, the Company filed a lawsuit against WPI in the U.S. District Court in the Eastern District of Missouri. Besides recovering the damages caused by WPI's discontinuing production, the Company has requested the Court to release the three major pieces of the Company's production equipment located at WPI which are valued at approximately $1.5 million. Two of the three major pieces of equipment are owned and the remaining equipment is leased by the Company. WPI has offered to release this equipment, and the Company is negotiating a settlement amount with WPI for the release of the equipment.

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

     On February 3, 2000, WPI filed a lawsuit against the Company in the Circuit Court of Warren County, Missouri. This lawsuit alleges breach of contract, promissory estoppel and fraudulent misrepresentation, which alleges damages of approximately $2.0 million plus interest and costs and also seeks punitive damages. The Company intends to vigorously defend against the WPI claim and prosecute its claim.

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

     The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

3.  Sole Customer, Contract Manufacturer and Concentration of Risk

     All of the Company's sales during 1999 were to one customer. Outstanding accounts receivable at March 31, 1999 was due from such customer. The Company has stopped shipping product to the customer. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operations.

     Currently, the Company relies on one contract manufacturer to produce juice products for its sole customer. As described in note 2, above, the contract manufacturer discontinued production in November 1999. This discontinuance has disrupted the Company's operations and no product has been shipped to the Company's only customer since November 1999. Discussions took place in an attempt to re-initiate production, but lack of cooperation has resulted in the filing of a complaint against this contract manufacturer.

4.  Stock Options

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

5.  Promissory Note and Common Stock Collateral

     During the three months ended March 31, 2000, the Company began negotiating a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the May 9, 2000 closing price of the stock, $0.375 per share, would allow the lender to release a maximum loan amount of $468,750. As of May 10, 2000, no funds had been issued against the Promissory Note.

6.  Common Stock Issued and Outstanding

     The Company has 250,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2000, 34,462,504 are shown as issued and outstanding, but as discussed in Note 5, above, 5,000,000 shares are issued as collateral against a Promissory Note which represents a contingent issuance. Accordingly, only the remaining 29,462,504 shares of common stock will be treated as issued and outstanding common stock as of March 31, 2000 for accounting purposes, including the determination of weighted average common stock outstanding for determining basic and diluted net loss per share. As of March 31, 1999, 28,061,337 shares of common stock were issued and outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read with the Company's financial statements, including the notes, included elsewhere in this Form 10-QSB.

Description of Business

     The Children's Beverage Group, Inc. (the "Company"), located in Northbrook, Illinois, intends to manufacture and distribute children's beverages to a single customer with locations throughout the United States. The Company's products were manufactured through co-packing relationships with third party manufacturers. One co-packer entered into bankruptcy during 1999 and held major equipment owned or leased by the Company. A second co-packer discontinued production of the Company's beverage product and also held major pieces of Company equipment. In February 2000, the Company and the second co-packer agreed to release the major pieces of Company equipment held by them after receiving payment for costs incurred which is being negotiated. Currently, the Company is not manufacturing or distributing any children's beverages.

Overview

     The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1998 and 1999, the Company experienced a net loss of $1,985,420, and $6,481,421 respectively. As of March 31, 2000, the Company has a working capital deficit of $2,593,696.

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, re-initiate production and product sales and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

     In order to meet anticipated expenses over the next twelve months, the Company intends to seek additional capital through the sale of common shares. The Company is currently quoted on the OTC Bulletin Board. No underwriter, agent or other person has agreed to assist the Company in distributing any of its common shares, and no actions have been taken to ascertain whether to register such shares under the Securities Act of 1933, as amended (the "Securities Act") or rely on exemptions from registration to distribute such shares. No assurance can be given that the Company will be able to sell securities or raise additional financing to meet its operating needs, or that if available, such sales could be effected on terms acceptable to the Company. If the Company is not able to sell additional securities or raise additional financing to meet its operating expenses, there is substantial doubt that the Company will be able to continue as a going concern.

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

Results of Operations

    The following selected financial information has been derived from the Company's financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    The following table sets forth the percentage relationship to net sales of principal items contained in the Company's Statements of Operations for the quarter ended March 31, 1999. Since there were no sales for the quarter ended March 31, 2000, no reasonable basis for percentage relationships exist and accordingly none are reflected within the table. The percentages discussed throughout this analysis are stated on an approximate basis.


                            Quarters Ended
                               March 31,
                             2000    1999
                            ------  ------
Net Sales                     N/A    100.0%
Cost of Sales                 N/A    103.2%
                            ------  ------
  Gross Profit                N/A     (3.2%)
Selling, general and
 administrative expenses      N/A    222.1%
                            ------  ------
  Operating loss              N/A   (225.3%)
Interest income               N/A      2.5%
Interest expense              N/A    (10.1%)
                            ------  ------
Net loss                      N/A   (232.9%)
                            ======  ======

     Net Sales. Net sales decreased to zero for the quarter ended March 31, 2000 from $401,073 for the quarter ended March 31, 1999. The decrease in net sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with a third-party manufacturer. This co-packer entered into bankruptcy during 1999. A second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

     Cost of Sales. Cost of sales decreased to $1,519 for the quarter ended March 31, 2000 from $413,900 for the quarter ended March 31, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs.

     Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $305,267 for the quarter ended March 31, 2000 from $890,793 for the quarter ended March 31, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $625,000, which related to the sponsorship of an Indy Racing League car team and to legal fees.

     Interest Income. Interest income increased to $11,970 for the quarter ended March 31, 2000 from $9,923 for the quarter ended March 31, 1999. The increase was attributable to higher interest rates on funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

     Interest Expense. Interest expense increased to $200,351 for the quarter ended March 31, 2000 from $40,448 for the quarter ended March 31, 1999. The increase was primarily due to drawing down $5,080,254 of an Industrial Revenue Bond in October 1999.

     Net Loss. The Company's net loss decreased to $495,167 for the quarter ended March 31, 2000 from $934,145 for the quarter ended March 31, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in sales promotion expense of $625,000, which related to the sponsorship of an Indy Racing League car team and to legal fees offset by an nearly $160,000 increase in interest expense.

Liquidity and Capital Resources

     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations.
In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. In order to meet anticipated expenses over the next twelve months, the Company intends to seek additional capital through the sale of common shares. The Company is currently quoted on the OTC Bulletin Board. No underwriter, agent or other person has agreed to assist the Company in distributing any of its common shares, and no actions have been taken to ascertain whether to register such shares under the Securities Act of 1933, as amended (the "Securities Act") or rely on exemptions from registration to distribute such shares. No assurance can be given that the Company will be able to sell securities or raise additional financing to meet its operating needs, or that if available, such sales could be effected on terms acceptable to the Company. If the Company is not able to sell additional securities or raise additional financing to meet its operating expenses, there is substantial doubt that the Company will be able to continue as a going concern. Management believes that sufficient capital resources will be generated from equity investment and debt financing to provide necessary working capital for fiscal year 2000.

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

     The Company has two credit facilities under secured notes payable with maturity dates of July 9, 2000 and September 5, 2000, respectively. The Company can borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings are collateralized by substantially all the Company's assets. Interest is paid monthly at the prime rate (currently 8.5%) and the prime rate plus 1% (currently 9.5%), respectively. Borrowings of $550,000 were outstanding on the lines as of March 31, 2000.

     The Company made a payment of 2.2 million shares of common stock valued at $2.25 million in 1999, related to obligations under a sponsorship agreement with an Indy Racing League car team. The Company's logo was displayed on the racing team's car and provided advertising for the Company.

     In October 1999, the County of Monroe Industrial Development Agency (the "Agency") issued $7.42 million of its Industrial Development Revenue Bonds, Series 1999 (the "Bonds") under an Indenture of Trust dated as of October 1, 1999 (the "Indenture") by and between the Agency and the trustee. The Bonds were issued by the

Agency for the purpose of providing funds to the Company to finance certain costs in connection with a project. The Company has received $6,292,088 of the bond proceeds which has an interest rate of 8.75%. In connection with the Bond deal, the Company has received a proposal for $2.56 million of financing representing a combination of Section 108 from the Department of Housing and Urban Development ("HUD") plus $1.0 million of working capital financing. The original project terms were based on a facility which had significant environmental clean-up issues. The Company and the Agency have identified another facility in Rochester, New York. The Company anticipates that manufacturing will commence in new facilities in late 2000. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase is subject to certain conditions prior to consummation: satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development. Though the contract calls for an April 13, 2000 completion of these conditions, as of May 3, 2000 the U.S. Department of Housing and Urban Development funding has not been obtained.

     In March 2000, the Company entered into a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000 payable by March 12, 2001 at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the May 3, 2000 closing price of the stock, $0.37 per share, would allow the lender to release a maximum loan amount of $462,500. As of May 3, 2000, no funds had been issued against the Promissory Note.

     Net cash used for the Company's operations was $443,005 and $304,627 for the quarters ended March 31, 2000 and 1999, respectively. The increase in net cash used for operating activities in the 2000 quarter was primarily due to higher interest expense and working capital expenditures in the most recent quarter.

     Cash used in investing activities was for purchases of property and equipment totaling $788,500 for the quarter ended March 31, 2000 and $151,320 for the quarter ended March 31, 1999. The increase in 1999 primarily was used towards the purchases of major pieces of equipment integral in the manufacture of the Company's beverage products for its Rochester, New York plant.

     The Company's primary sources of liquidity have been from borrowings from shareholders, a third-party lender, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $1,222,284 and $455,947 for the
quarters ended March 31, 2000 and 1999, respectively.    The increase in 2000
was primarily due to additional proceeds from the issuance of industrial revenue bonds of $1,211,834 offset by a reduction in borrowings from shareholders.

Year 2000

     The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the December 31, 1999 Form 10-KSB that the Company believed that the computer systems were Y2K compliant. There have been no known Y2K problems as of May 3, 2000 and management believes that none will be encountered.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of

1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from financing sources, the ability of the Company to become operational utilizing either co-packing arrangements or its plant in Rochester, New York and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

     An appearance and answer have been filed on behalf of the Company. Pursuant to a Motion to Strike Plaintiff's Affirmative Defenses, the Company filed Amended Affirmative Defenses, which have not been answered or objected to as of March 30, 2000. This matter was dismissed for Want of Prosecution on March 27, 2000, but was reinstated on April 26, 2000. Plaintiff has filed a First Request for Interrogatories and Documents. The matter is scheduled for discovery status on June 21, 2000.

Sweet Ripe Drinks, Ltd. Dispute

     The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. The appeal will likely be heard in June 2000 although a precise date has not yet been agreed upon. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

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

     On January 28, 2000, the Company filed a lawsuit against WPI in the U.S. District Court in the Eastern District of Missouri. Besides recovering the damages caused by WPI's discontinuing production, the Company has requested the Court to release the three major pieces of the Company's production equipment located at WPI which are valued at approximately $1.5 million. Two of the three major pieces of equipment are owned and the remaining equipment is leased by the Company. WPI has offered to release this equipment, and the Company is negotiating a settlement amount with WPI for the release of the equipment.

     On February 3, 2000, WPI filed a lawsuit against the Company in the Circuit Court of Warren County, Missouri. This lawsuit alleges breach of contract, promissory estoppel and fraudulent misrepresentation, which alleges damages of approximately $2.0 million plus interest and costs and also seeks punitive damages. The Company intends to vigorously defend against the WPI claim and prosecute its claim.

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

     The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  CHANGES IN SECURITIES

     (c) During the three months ended March 31, 2000, the Company is negotiating a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the May 9, 2000 closing price of the stock, $0.375 per share, would allow the lender to release a maximum loan amount of $468,750. As of May 10, 2000, no funds had been issued against the Promissory Note. This issuance was claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10.10      Promissory Note of the Company to Ability Groups, Inc.,
                dated: March 2000
     27         Financial Data Schedule

(b)  Reports on Form 8-K

     NONE


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE CHILDREN'S BEVERAGE GROUP, INC.


Date:   May 15, 2000              By /s/Jon A. Darmstadter
                                     -------------------------------------
                                     Jon A. Darmstadter, Chairman,
                                     President, & Chief Executive Officer


Date:   May 15, 1999              By /s/ Edward R. Ferry
                                     -------------------------------------
                                     Edward R. Ferry,
                                     Vice President