Form 10-Q
period 2000-06-30
CHILDRENS BEVERAGE GROUP INC
filed 2000-08-14
CIK 1098949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding as of
            Class                                               August 1, 2000
Common Stock, $.0001 par value                                  29,462,504*

* Excludes 5,000,000 shares issued as collateral against a promissory note, see
Part II, Item 2 herein. Though issued, treated herein as not outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                ___    ---

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                    3

           Independent Accountants' Review Report                            3

           Condensed Balance Sheets - June 30,
           2000 and December 31, 1999                                        4

           Condensed Statements of Operations -
           three months ended June 30, 2000 and 1999                         5

           Condensed Statements of Operations -
           six months ended June 30, 2000 and 1999                           6

           Condensed Statements of Cash Flows -
           six months ended June 30, 2000 and 1999                           7

           Notes to Condensed Financial Statements                           8

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                        11

PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 2.    Changes in Securities                                            19

Item 5.    Other Information                                                20

Item 6.    Exhibits and Reports on Form 8-K                                 20

           SIGNATURES                                                       20

PART I

Item 1.   FINANCIAL STATEMENTS


                          ACCOUNTANTS' REVIEW REPORT

The Children's Beverage Group, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed balance sheet of The Children's Beverage Group, Inc. as of June 30, 2000, and the related condensed statements of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. All information included in these financial statements is the representation of the management of The Children's Beverage Group, Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2000, we expressed an unqualified opinion on those financial statements, but we have not performed any auditing procedures since that date.



/s/ DiRocco & Dombrow, P.A.

DiRocco & Dombrow, P.A.
August 10, 2000
Fort Lauderdale, Florida

The Children's Beverage Group, Inc.
Condensed Balance Sheets

==============================================================================
                                                    June 30,     December 31,
                                                      2000          1999
                                                  (Unaudited)    (Audited)
------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                       $     14,999    $     9,653
  Restricted investments (Note 7)                      500,000        500,000
  Accounts receivable                                        -          6,176
  Inventories                                                -         94,460
------------------------------------------------------------------------------
Total Current Assets                                   514,999        610,289
------------------------------------------------------------------------------
Property and Equipment, Net                          5,445,341      4,851,163
Other Assets                                           595,861        624,137
------------------------------------------------------------------------------
                                                  $  6,556,201    $ 6,085,589
==============================================================================


Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts payable                                $  1,431,983    $ 1,327,578
  Accrued expenses                                     301,372        150,976
  Capital lease obligations                            766,998        766,998
  Notes payable - bank (Note 7)                        550,000        550,000
  Notes payable - officer                              487,249        447,899
------------------------------------------------------------------------------
Total Current Liabilities                            3,537,602      3,243,451
------------------------------------------------------------------------------
Long-Term Liabilities
  Industrial revenue bonds                           6,500,089      5,080,254
------------------------------------------------------------------------------
Total Long-Term Liabilities                          6,500,089      5,080,254
------------------------------------------------------------------------------
Total Liabilities                                   10,037,691      8,323,705
------------------------------------------------------------------------------

Commitments and Contingencies (Notes 2 - 5)

Stockholders' (Deficit) (Notes 4 - 5)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                          1,000          1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, (Note 6)                           2,946          2,946
  Additional paid-in capital                         6,629,751      6,629,751
  Accumulated deficit                              (10,115,187)    (8,871,813)
------------------------------------------------------------------------------
Total Stockholders' (Deficit)                       (3,481,490)    (2,238,116)
------------------------------------------------------------------------------
                                                  $  6,556,201    $ 6,085,589
==============================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Three Months Ended June 30, 2000 and 1999

==========================================================================
                                                   2000          1999
                                                (Unaudited)   (Unaudited)
--------------------------------------------------------------------------
Net Sales                                       $        -    $ 1,386,193

Cost of Sales                                       131,763     1,570,923
--------------------------------------------------------------------------

Gross Loss                                         (131,763)     (184,730)

Selling, General and Administrative Expenses        401,756     1,003,498
--------------------------------------------------------------------------

Loss From Operations                               (533,519)   (1,188,228)

Interest Income                                           -             -

Interest Expense                                   (210,688)     (456,120)
--------------------------------------------------------------------------

Net Loss                                        $  (744,207)  $(1,644,348)
==========================================================================

Basic and Diluted Net Loss Per Common Share          $(0.03)       $(0.06)
==========================================================================

Weighted Average Common
  Shares Outstanding                             29,462,504    28,308,379
==========================================================================


See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Six Months Ended June 30, 2000 and 1999

==========================================================================
                                                       2000          1999
                                                (Unaudited)   (Unaudited)
==========================================================================
Net Sales                                       $         -   $ 1,787,266

Cost of Sales                                       133,282     1,984,823
--------------------------------------------------------------------------

Gross Loss                                         (133,282)     (197,557)

Selling, General and Administrative Expenses        711,023     1,894,291
--------------------------------------------------------------------------

Loss From Operations                               (840,305)   (2,091,848)

Interest Income                                      11,970         9,923

Interest Expense                                   (411,039)     (496,568)
--------------------------------------------------------------------------

Net Loss                                        $(1,239,374)  $(2,578,493)
==========================================================================

Basic and Diluted Net Loss Per Common Share     $     (0.04)  $      0.09)
==========================================================================

Weighted Average Common
Shares Outstanding                               29,462,504    27,350,045
===========================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999

================================================================================================================================
                                                                                                          2000           1999
                                                                                                    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                                           $(1,243,374)   $(2,578,493)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                                       222,599         86,025
     Noncash equity transaction charged to operations                                                          -      1,520,267
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                                          6,176       (371,576)
       Decrease (increase) in inventories                                                                 94,460       (406,062)
       Increase in other assets                                                                                -        (10,535)
       Increase in accounts payable                                                                      104,405        738,299
       Increase in accrued expenses                                                                      150,396              -
--------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                        578,036      1,556,418
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                                   (665,338)    (1,022,075)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                                                    (788,500)      (181,829)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                   (788,500)      (181,829)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from bank notes payable                                                                             -         17,500
  Proceeds from notes payable and stockholder advances                                                    39,350        989,904
  Use of restricted cash                                                                                       -        233,500
  Capital lease obligation payments                                                                            -        (37,000)
  Proceeds from Industrial Revenue Bonds                                                               1,419,834              -
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                              1,459,184      1,203,904
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                       5,346              -

Cash and Cash Equivalents, at beginning of period                                                          9,653              -
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                                          $    14,999   $          -
================================================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                                             $   208,299    $   101,301
================================================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities

 During the period ended June 30, 1999, the Company converted $592,900 of stockholder notes payable into common stock with a value of
  $988,167. Accordingly, the reduction of debt was recorded with an increase to equity. The excess value of the common stock at the time of conversion was recorded as interest expense.
 During the period ended June 30, 1999, the Company purchased machinery for $513,000 in exchange for common stock and warrants. Accordingly, assets and equity were recorded for this amount.  Subsequently, the
  Company wrote-off $100,000 of this amount related to the Sweet-Ripe litigation.
 During 1999, the Company paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount. The asset amount was ratably charged to operations
  throughout the year with   $625,000 recorded in the first quarter.
================================================================================================================================

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

      The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates

      Management is pursuing various sources of debt and/or equity financing and re-initiating production with a contract producer along with the build-out of a plant in Rochester, New York utilizing financing through an Industrial Revenue bond which closed in October 1999 and through additional funding from the City of Rochester's Economic Development Department which is being negotiated. Although the Company plans to pursue additional financing and re-initiate production of its beverage product, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. Furthermore, there can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure until its Rochester plant is operational. Failure to develop such an interim manufacturing arrangement may result in the Company rapidly depleting available funds and may make sources of additional financing reluctant to risk investing in the Company. Furthermore, failure to secure such financing may result in the Company rapidly depleting its available funds and not being able to comply with its payment obligations under its bank loans and with vendors.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.   Commitments and Contingencies

      The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. The appeal will likely be heard by the fourth quarter of 2000, although a precise date has not yet been agreed upon. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

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

      On February 3, 2000, WPI filed a lawsuit against the Company in the Circuit Court of Warren County, Missouri. This lawsuit alleges breach of contract, promissory estoppel and fraudulent misrepresentation, which alleges damages of approximately $2.0 million plus interest and costs and also seeks punitive damages. On June 8, 2000, the Federal Court ruled that the two lawsuits are to be consolidated into one proceeding in the United States District Court in St. Louis. As a result, the litigation pending in the Circuit Court of Warren County has been removed to Federal Court. The parties are now beginning discovery. The Company intends to vigorously defend against the WPI claim and prosecute its claim.

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

      On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minims and the Company had agreed to discontinue use of the color.

      In February 2000, a contract was entered into to purchase an 80,000 square foot manufacturing facility on a 7 1/2 acre site in Rochester, New York. This contract provides for a $975,000 purchase price, with closing subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development ("HUD")to be completed by September 2000. The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan from $2.0
million to $3,459,000.   HUD has approved the loan, and The Economic Development
Authority projects that the funds will be released by the end of September 2000.

      The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

3.   Sole Customer, Contract Manufacturer and Concentration of Risk

      All of the Company's sales during 1999 were to one customer. Outstanding accounts receivable at June 30, 1999 was due from such customer. The Company has stopped shipping product to the customer. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operations.

      Also in 1999, the Company relied on one contract manufacturer to produce juice products for its sole customer. As described in note 2, above, the contract manufacturer discontinued production in November 1999. This discontinuance has disrupted the Company's operations and no product has been shipped to the Company's only customer since November 1999. Discussions took place in an attempt to re-initiate production, but lack of cooperation has resulted in the filing of a complaint against this contract manufacturer.

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

5.  Promissory Note and Common Stock Collateral

      During the six months ended June 30, 2000, the Company began negotiating a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the August 1, 2000 closing price of the stock, $0.37 per share, would allow the lender to release a maximum loan amount of $462,500. As of August 2, 2000, no funds had been issued against the Promissory Note.

6.   Common Stock Issued and Outstanding

      The Company has 250,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2000, 34,462,504 are shown as issued and outstanding, but as discussed in Note 5, above, 5,000,000 shares are issued as collateral against a Promissory Note which represents a contingent issuance. Accordingly, only the remaining 29,462,504 shares of common stock will be treated as issued and outstanding common stock as of June 30, 2000 for accounting purposes, including the determination of weighted average common stock outstanding for determining basic and diluted net loss per share. As of June 30, 1999, 29,049,504 shares of common stock were issued and outstanding.

7.   Subsequent Events

      On July 19, 2000, the Company has relinquished the $500,000 bank line of credit utilizing the restricted investments of $500,000 as reflected on the balance sheet as of June 30, 2000 to pay off this loan. As a result, the bank line of credit of $50,000 remains which is guaranteed by the president and chairman of the board.

      The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan
from $2.0 million to $3,459,000.   HUD has approved the loan, and The Economic
Development Authority projects that the funds will be released by the end of September 2000.

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

Overview

      The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1998 and 1999, the Company experienced a net loss of $1,985,420, and $6,481,421 respectively. As of June 30, 2000, the Company has a working capital deficit of $3,018,603.

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

      The Company has used approximately $1.36 million from the bond proceeds to order eight additional pieces of production equipment, expected to cost a total of approximately $4.53 million. The Company is currently negotiating with the manufacturer about certain alleged inadequacies with the machines. The Company can make no assurances that its current dispute with the manufacturer will be resolved in the foreseeable future or that the Company will have machines that meet its production requirements. If the manufacturing problems are not resolved soon, it is unlikely that production will commence in Rochester as anticipated until the other six machines are obtained from Sweet Ripe and Warrenton.

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

      The following table sets forth the percentage relationship to net sales of principal items contained in the Company's Statements of Operations for the Three and six month periods ended June 30, 1999. Since there were no sales for the Three and six month periods ended June 30, 2000, no reasonable basis for percentage relationships exist and accordingly none are reflected within the table. The percentages discussed throughout this analysis are stated on an approximate basis.

                           Three Months Ended            Six Months Ended
                                June 30,                      June 30,
                            2000        1999               2000     1999
                            ----        ----               ----     ----
Net Sales                   N/A        100.0%              N/A     100.0%
Cost of Sales               N/A        113.3%              N/A     111.0%
                         --------    ----------       ---------   --------
Gross Profit                N/A        (13.3%)             N/A     (11.0%)

Selling, general and
 administrative expenses    N/A         72.4%              N/A     106.0%
                         --------    ----------       ---------   --------

  Operating loss            N/A        (85.7%)             N/A    (117.0%)
Interest income             N/A          0.0%              N/A       0.5%
Interest expense            N/A        (32.9%)             N/A     (27.8%)
                         --------    ----------       ---------   --------
  Net loss                  N/A       (118.6%)             N/A     144.3%)
                         ========    ==========       =========   ========

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Net Sales. Net sales decreased to zero for the quarter ended June 30, 2000 from $1,386,193 for the quarter ended June 30, 1999. The decrease in net sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

      Cost of Sales. Cost of sales decreased to $131,763 for the quarter ended June 30, 2000 from $1,570,923 for the quarter ended June 30, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the write-off of inventory that has exceeded its safe usage date.

      Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $401,756 for the quarter ended June 30, 2000 from $1,003,498 for the quarter ended June 30, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $625,000 which related to the sponsorship of an Indy Racing League car team offset primarily by an increase in depreciation expense.

      Interest Expense. Interest expense decreased to $210,688 for the quarter ended June 30, 2000 from $456,120 for the quarter ended June 30, 1999. The decrease was primarily due to the one-time incurrence of approximately $395,000 in interest expense related to the conversion of stockholder notes payable during the June 30 1999 quarter offset by approximately $160,000 of interest expense related to the Industrial Revenue Bonds debt initiated in October 1999.

      Net Loss. The Company's net loss decreased to $744,207 for the quarter ended June 30, 2000 from $1,644,348 for the quarter ended June 30, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in the loss on gross margin, a decrease in sales promotion expense of $625,000, which related to the sponsorship of an Indy Racing League car team, and by a nearly $235,000 decrease in interest expense.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Net Sales. Net sales decreased to zero for the six months ended June 30, 2000 from $1,787,266 for the six months ended June 30, 1999. The decrease in net sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

      Cost of Sales. Cost of sales decreased to $133,282 for the six months ended June 30, 2000 from $1,984,823 for the six months ended June 30, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the write-off of inventory that has exceeded its safe usage date.

      Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $711,023 for the six months ended June 30, 2000 from $1,894,291 for the six months ended June 30, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $1,250,000 which related to the sponsorship of an Indy Racing League car team offset primarily by an increase in depreciation expense.

      Interest Income. Interest income increased to $11,970 for the six months ended June 30, 2000 from $9,923 for the six months ended June 30, 1999. The increase was attributable to higher interest rates on funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

      Interest Expense. Interest expense decreased to $411,039 for the six months ended June 30, 2000 from $496,568 for the six months ended June 30, 1999. The decrease was primarily due to the one-time incurrence of approximately $395,000 in interest expense related to the conversion of stockholder notes payable during the June 30 1999 quarter offset primarily by an increase of $325,000 of interest expense related to the Industrial Revenue Bonds debt initiated in October 1999.

      Net Loss. The Company's net loss decreased to $1,243,374 for the six months ended June 30, 2000 from $2,578,493 for the six months ended June 30, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in sales promotion expense of $1,250,000, which related to the sponsorship of an Indy Racing League car team in 1999, a reduction of $65,000 in the loss at the gross margin level, a reduction of $85,000 in interest expense offset primarily by an increase in depreciation expense.

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

      The Company has two credit facilities under secured notes payable with maturity dates of July 9, 2000 and September 5, 2000, respectively. The Company can borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings are collateralized by substantially all the Company's assets. Interest is paid monthly at the prime rate (currently 8.5%) and the prime rate plus 1% (currently 9.5%), respectively. Borrowings of $550,000 were outstanding on the lines as of June 30, 2000. Subsequent to June 30, 2000, the Company has relinquished the $500,000 bank line of credit utilizing the restricted investments of $500,000 as reflected on the balance sheet as of June 30, 2000 to pay off this loan.

      The Company made a payment of 2.2 million shares of common stock valued at $2.25 million in 1999, related to obligations under a sponsorship agreement with an Indy Racing League car team. The Company's logo was displayed on the racing team's car and provided advertising for the Company.

      In October 1999, the County of Monroe Industrial Development Agency (the "Agency") issued $7.42 million of its Industrial Development Revenue Bonds, Series 1999 (the "Bonds") under an Indenture of Trust dated as of October 1, 1999 (the "Indenture") by and between the Agency and the trustee. The Bonds were issued by the Agency for the purpose of providing funds to the Company to finance certain costs in connection with a project. The Company has received $6,500,089 of the bond proceeds which bears interest at 8.75%. In connection with the Bond deal, the Company has received a proposal for $2.56 million of financing representing a combination of Section 108 from the Department of Housing and Urban Development ("HUD") plus $1.0 million of working capital financing. The original project terms were based on a facility which had significant environmental clean-up issues. The Company and the Agency have identified another facility in Rochester, New York. The Company anticipates that manufacturing will commence in new facilities in late 2000. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase is subject to certain conditions prior to consummation: satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development.
The contract has been amended to provide for closing consistent with HUD approval.

      The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan
from $2.0 million to $3,459,000.   HUD has approved the loan, and The Economic
Development Authority projects that the funds will be released by the end of September 2000.

      In March 2000, the Company entered into a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000 payable by March 12, 2001 at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the August 1, 2000 closing price of the stock, $0.37 per share, would allow the lender to release a maximum loan amount of $462,500. As of August 2, 2000, no funds had been issued against the Promissory Note.

      Net cash used for the Company's operations was $665,338 and $1,022,075 for the six months ended June 30, 2000 and 1999, respectively. The decrease in net cash used for operating activities in the 2000 period was primarily due to the use of working capital in the most recent quarter as a financing source.

      Cash used in investing activities was for purchases of property and equipment totaling $788,500 for the six months ended June 30, 2000 and $181,829 for the six months ended June 30, 1999. The increase in 2000 primarily was used towards downpayments on major pieces of equipment integral in the manufacture of the Company's beverage products for its Rochester, New York plant.

      The Company's primary sources of liquidity have been from borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $1,459,184 and $1,203,904 for the six months ended
June 30, 2000 and 1999, respectively.    The increase in 2000 was primarily due
to additional proceeds from the issuance of industrial revenue bonds of $1,419,800 during 2000 versus borrowings from shareholders of $989,900 and the use of $233,500 restricted cash during 1999.

Year 2000

      The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the December 31, 1999 Form 10-KSB that the Company believed that the computer systems were Y2K compliant. There have been no known Y2K problems as of August 2, 2000 and management believes that none will be encountered.

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

      An appearance and answer have been filed on behalf of the Company. Pursuant to a Motion to Strike Plaintiff's Affirmative Defenses, the Company filed Amended Affirmative Defenses, which have not been answered or objected to as of March 30, 2000. This matter was dismissed for Want of Prosecution on March 27, 2000, but was reinstated on April 26, 2000. Plaintiff has filed a First Request for Interrogatories and Documents. The matter was scheduled for discovery status on June 21, 2000, but it has been delayed due to the illness of one of the legal representatives in this matter.

Sweet Ripe Drinks, Ltd. Dispute

      The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. The appeal will likely be heard in June, 2000 although a precise date has not yet been agreed upon. The equipment at issue is valued at approximately $1.5 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company has engaged outside legal counsel to handle its legal representation with respect to any related proceedings.

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

      On February 3, 2000, WPI filed a lawsuit against the Company in the Circuit Court of Warren County, Missouri. This lawsuit alleges breach of contract, promissory estoppel and fraudulent misrepresentation, which alleges damages of approximately $2.0 million plus interest and costs and also seeks punitive damages. On June 8, 2000, the Federal Court ruled that the two lawsuits are to be consolidated into one proceeding in the United States District Court in St. Louis. As a result, the litigation pending in the Circuit Court of Warren County has been removed to Federal Court. The parties are now beginning discovery. The Company intends to vigorously defend against the WPI claim and prosecute its claim.

Capri Sun Dispute

      On February 14, 2000, Capri Sun, Inc. ("Capri Sun") and Rudolph Wild GMBH & Co. KG, a German limited partnership, (collectively, "Plaintiffs") filed a Motion to Reinstate Case and Enforce Settlement Agreement in the Northern District of Illinois, old case no. 97 C 1961 (Settlement Agreement). The Company has filed its response to the Motion, and Plaintiffs' reply was filed on March 28, 2000.

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

      On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minims and the Company had agreed to discontinue use of the color.

      The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.   CHANGES IN SECURITIES

      (c) During the three months ended June 30, 2000, the Company continues negotiating a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. The amount to be loaned under this Promissory Note shall not exceed 25% of the Collateral's value which as of the August 1, 2000 closing price of the stock, $0.37 per share, would allow the lender to release a maximum loan amount of $462,500. As of August 2, 2000, no funds had been issued against the Promissory Note. This issuance was claimed exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.

Item 5.   OTHER INFORMATION

      The Company's Chairman, CEO and President, Mr. Jon A. Darmstadter, has informed the Company that he has received an offer to purchase his stock ownership in the Company representing 6,519,731 shares (including 50,000 shares held under beneficial ownership) of the Company's common stock and 1,000,000 of the Company's preferred stock. Since his ownership represents effective voting control (i.e., over 50% of the eligible voting shares outstanding), this transaction could represent a change in control of the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     NONE



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHILDREN'S BEVERAGE GROUP, INC.


Date:   August 14, 2000                     By /s/Jon A. Darmstadter
                                            ------------------------
                                            Jon A. Darmstadter, Chairman,
                                            President, & Chief Executive Officer


Date:   August 14, 2000                     By /s/ Edward R. Ferry
                                            ------------------------
                                            Edward R. Ferry,
                                            Vice President