Form 10QSB
period 2000-09-30
CHILDRENS BEVERAGE GROUP INC
filed 2000-11-20
CIK 1098949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

                                                              Outstanding as of
            Class                                              November 1, 2000
Common Stock, $.0001 par value                                   29,462,504*

* Excludes 5,000,000 shares issued as collateral against a promissory note, see
Part II, Item 2 herein. Though issued, treated herein as not outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                ---    ---

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                    3

           Independent Accountants' Review Report                            3

           Condensed Balance Sheets - September 30,
           2000 and December 31, 1999                                        4

           Condensed Statements of Operations -
           three months ended September 30, 2000 and 1999                    5

           Condensed Statements of Operations -
           nine months ended September 30, 2000 and 1999                     6

           Condensed Statements of Cash Flows -
           nine months ended September 30, 2000 and 1999                     7

           Notes to Condensed Financial Statements                           8

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                        13

PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                20

Item 2.    Changes in Securities                                            23

Item 5.    Other Information                                                23

Item 6.    Exhibits and Reports on Form 8-K                                 23

           SIGNATURES                                                       24

PART I

Item 1.  FINANCIAL STATEMENTS


                           ACCOUNTANTS' REVIEW REPORT

The Children's Beverage Group, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed balance sheet of The Children's Beverage Group, Inc. as of September 30, 2000, and the related condensed statements of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. All information included in these financial statements is the representation of the management of The Children's Beverage Group, Inc.

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



/s/ DIROCCO & DOMBROW, P.A.

DiRocco & Dombrow, P.A.
November 20, 2000
Fort Lauderdale, Florida

The Children's Beverage Group, Inc.
Condensed Balance Sheets
===============================================================================
                                                  September 30,    December 31,
                                                      2000            1999
                                                  (Unaudited)       (Audited)
-------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                      $        --      $     9,653
  Restricted investments (Note 5)                         --          500,000
  Accounts receivable                                     --            6,176
  Inventories                                             --           94,460
-------------------------------------------------------------------------------
Total Current Assets                                      --          610,289
-------------------------------------------------------------------------------
Property and Equipment, Net                        4,000,673        4,851,163
Other Assets                                         581,725          624,137
-------------------------------------------------------------------------------
                                                 $ 4,582,398     $  6,085,589
===============================================================================


Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts payable                               $ 1,521,113      $ 1,327,578
  Accrued expenses                                   474,733          150,976
  Capital lease obligations                          766,998          766,998
  Notes payable - bank (Note 5)                           --          550,000
  Notes payable - stockholder                         89,980               --
  Notes payable - officer                            573,066          447,899
-------------------------------------------------------------------------------
Total Current Liabilities                          3,425,890        3,243,451
-------------------------------------------------------------------------------
Long-Term Liabilities
  Industrial revenue bonds                         6,500,089        5,080,254
-------------------------------------------------------------------------------
Total Long-Term Liabilities                        6,500,089        5,080,254
-------------------------------------------------------------------------------
Total Liabilities                                  9,925,979        8,323,705
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 2 - 8)

Stockholders' (Deficit) (Notes 6 - 7)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                         1,000           1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, (Note 7)                          2,946           2,946
  Additional paid-in capital                        6,629,751       6,629,751
  Accumulated deficit                             (11,977,278)     (8,871,813)
-------------------------------------------------------------------------------
Total Stockholders' (Deficit)                      (5,343,581)     (2,238,116)
-------------------------------------------------------------------------------
                                                 $  4,582,398     $ 6,085,589
===============================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Three Months Ended September 30, 2000 and 1999

================================================================================
                                                      2000             1999
                                                   (Unaudited)      (Unaudited)
================================================================================

Net Sales                                           $        -     $  1,603,057

Cost of Sales                                           63,417        2,298,018
--------------------------------------------------------------------------------

Gross Loss                                             (63,417)        (694,961)

Selling, General and Administrative Expenses           264,796        1,074,364
--------------------------------------------------------------------------------

Loss From Operations                                  (328,213)      (1,769,325)

Loss on Disposal of Equipment (Note 2 and 8)        (1,374,007)               -

Other Income                                            30,000                -

Interest Income                                         14,838           10,860

Interest Expense                                      (204,710)        (181,619)
--------------------------------------------------------------------------------

Net Loss                                           $(1,862,092)     $(1,940,084)
================================================================================

Basic and Diluted Net Loss Per Common Share        $     (0.06)     $     (0.07)
===========================================

Weighted Average Common
  Shares Outstanding                                29,462,504       29,049,504
===========================================        =============================


See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Nine Months Ended September 30, 2000 and 1999

================================================================================
                                                       2000              1999
                                                    (Unaudited)      (Unaudited)
================================================================================

Net Sales                                           $        -     $  3,390,323

Cost of Sales                                          196,699        4,282,841
--------------------------------------------------------------------------------

Gross Loss                                            (196,699)        (892,518)

Selling, General and Administrative Expenses           949,838        2,968,654
--------------------------------------------------------------------------------

Loss From Operations                                (1,146,537)      (3,861,172)

Loss on Disposal of Equipment (Notes 2 and 8)       (1,374,007)               -

Other Income                                            30,000                -

Interest Income                                         26,808           20,783

Interest Expense                                      (641,729)        (678,188)
--------------------------------------------------------------------------------

Net Loss                                           $(3,105,465)     $(4,518,577)
================================================================================


Basic and Diluted Net Loss Per Common Share        $     (0.11)     $     (0.16)
===========================================

Weighted Average Common
  Shares Outstanding                                29,462,504       27,766,604
===========================================        =============================


See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999

==============================================================================================================
                                                                                      2000           1999
                                                                                  (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                       $  (3,105,465)   $(4,518,577)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                     294,926        183,536
     Amortization of Industrial Revenue Bond issuance costs                             38,970             --
     Write off of equipment held in Canada being sold under
      court order (Note 2)                                                           1,369,412             --

     Noncash equity transaction charged to operations                                        -      2,182,767
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                        6,176        (68,749)
       Decrease (increase) in inventories                                               94,460       (247,169)
       Increase in prepaid expenses                                                          -        (17,792)
       Increase in other assets                                                              -        (17,911)
       Increase in accounts payable                                                    193,536      1,432,150
       Increase in accrued expenses                                                    323,755        219,091
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                                    2,321,235      3,665,923
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (784,230)      (852,654)
--------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                                  (810,405)      (269,511)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (810,405)      (269,511)
--------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Payments of bank notes payable                                                      (550,000)       (24,500)
  Realization of restricted investments used towards payment of
    bank notes payable                                                                 500,000             --
  Proceeds from notes payable and stockholder advances                                 258,648      1,204,619
  Repayment of stockholder advances                                                    (43,500)       (52,500)
  Proceeds from Industrial Revenue Bonds                                             1,419,834              -
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            1,584,982      1,127,619
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (9,653)         5,454

Cash and Cash Equivalents, at beginning of period                                        9,653              -
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                      $          --    $     5,454
==============================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                         $     228,632    $   121,911
==============================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities

     During the period ended September 30, 1999, the Company converted $592,900 of stockholder notes payable into common stock with a value of $988,167. Accordingly, the reduction of debt was recorded with an increase to equity. The excess value of the common stock at the time of conversion was recorded as interest expense.

     During the period ended September 30, 1999, the Company purchased machinery for $513,000 in exchange for common stock and warrants. Accordingly, assets and equity were recorded for this amount. Subsequently, the Company wrote-off $100,000 of this amount related to the Sweet-Ripe litigation.

     During 1999, the Company paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount. The asset amount was ratably charged to operations throughout the year with $1,687,500 recorded through the nine months ending September 30, 1999 and $562,500 is included in prepaid expenses at September 30, 1999.

     During the period ended September 30, 1999, the Company acquired machinery at a cost of $1,573,300. $1,423,300 of the amount is included in accounts payable at September 30, 1999.

==============================================================================================================

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

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Furthermore, the Company has recently been released from a bankruptcy petition (see note 2, below). Additionally, the Company is in default on the Industrial Revenue Bonds debt and interest thereon is being paid from the debt service reserve fund that the Company is liable to replace. Unless financing is obtained in the immediate future, the Company may face another bankruptcy petition, which could result in a court ordered bankruptcy.

         Management is pursuing various sources of debt and/or equity financing and re-initiating production with a contract producer along with the build-out of a plant in Rochester, New York utilizing financing through an Industrial Revenue bond which closed in October 1999 and through additional funding from the City of Rochester's Economic Development Department, amounting to $3,459,000, which has been approved by HUD. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds. Although the Company plans to pursue additional financing and re-initiate production of its beverage product, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. Furthermore, there can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure until its Rochester plant is operational. Failure to develop such an interim manufacturing arrangement may make sources of additional financing reluctant to risk investing in the Company. Furthermore, failure to secure such financing may result in the Company not being able to comply with its payment obligations under its Industrial Revenue Bond loans, capital equipment financing arrangement and with vendors.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.  Commitments and Contingencies

Sweet Ripe Drinks, Ltd. Dispute

         The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. On October 25, 2000, the Ontario Superior Court of Justice issued an ORDER, which includes the following:

         This Court orders that pursuant to s. 101 of the Courts of Justice Act, R.S.O. 1990, c. C-43 and s. 67 of the PPSA and effective 12:01 a.m. on the date hereof, Ernst & Young, Inc. (the "Receiver") be and is hereby appointed receiver and manager, without security, of the Equipment, including any and all rights in and thereto,... and Subject to the provisions hereof, the Receiver is hereby empowered and authorized, but not obligated, to take possession and control of the Equipment and any and all proceeds, receipts and disbursements arising out of or from the Equipment, until further order of this court,...

Additionally,

         This Court orders that the Receiver be and is hereby directed to:
         (a) sell or attempt to sell, by lot or en bolc, all of the Equipment by way of a sale by sealed tender substantially on the terms, conditions and provisions of the of the Invitation to Tender and Conditions of Sale...
         (d) conduct the tender sale process substantially in accordance with this Order, the Invitation to Tender...

The deadline for receipt of sealed tender offers is set for November 20, 2000 with the closing of sale pursuant to the tender offers scheduled for December 4-8, 2000.

         The equipment at issue is valued at approximately $1.6 million. Two of the three major pieces of equipment at issue are leased and the remaining equipment is owned by the Company. The Company's has engaged outside legal counsel resigned from representing the Company as a result of the bankruptcy petition, described later herein. As a result of this ORDER, the Company deems it unlikely that any of the proceeds will be returned to the Company and has written off the remaining net book value of the equipment, approximately $1,369,412.

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

         On August 20, 2000, WPI joined with other parties in filing an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against the Company. As explained below, the Court dismissed this petition in an Order entered on October 20, 2000. In a Stipulation attached to the Order to dismiss the involuntary petition, the Company waived all rights relative to the Bankruptcy Code against WPI as a result of its filing this involuntary petition. Furthermore, WPI agreed not to file or to induce or encourage the filing of an involuntary petition against the company in the future.

Capri Sun Dispute

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

         On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minimus and the Company had agreed to discontinue use of the color.

Rochester, New York Plant Offer

         In February 2000, a contract was entered into to purchase an 80,000 square foot manufacturing facility on a 7 1/2 acre site in Rochester, New York. This contract provides for a $975,000 purchase price, with closing subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development ("HUD")to be completed by September 2000. The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan from $2.0 million to $3,459,000. HUD has approved the loan. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds.

Bankruptcy Petition

                 On August 30, 2000, Danisco Flexible Schupbach AG ("DFS"), P.S. Custom Broker ("P.S. Custom"); Hub Group St. Louis L.P. ("Hub City") and Warrenton Products, Inc. ("WPI") (collectively, the "Involuntary Petitioners") filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against The

Children's Beverage Group, Inc. ("TCBG") (the "Involuntary Petition"). On September 20, 2000, TCBG filed 'the Motion To Dismiss seeking to dismiss the Involuntary Petition or to have the Court abstain from the Involuntary Petition on the grounds that (i) the Involuntary Petition was not properly filed because certain of the Involuntary Petitioners' claims were subject to a bona-fide dispute; and (ii) dismissal or abstention is in the best interest of creditors and TCBG under section 305 of the Bankruptcy Code. On September 22, 2000, Specialized Metal Services, Inc. ("Specialized Metal") filed a Motion To File Joinder To Involuntary Petition (the "Joinder Motion") and TCBG objected to the Joinder Motion. On September 29, 2000, TCBG sent notice of the Motion To Dismiss to all of its known creditors. Due and proper notice of the Motion To Dismiss was given and no other or further notice is required. The Court, based upon good cause shown, had previously shortened the twenty (20) day notice period for the hearing on the Motion To Dismiss. A reasonable opportunity to object or be heard regarding the relief requested in the Motion to Dismiss has been given and no objections having been made to the dismissal of the Involuntary Petition or any objects having being overruled. DST, Hub City, PS Custom and Specialized Metal have agreed to and consent to the dismissal of the Involuntary Petition. WPI has agreed to and consents to the dismissal of the Involuntary Petition on the terms and conditions of the Stipulation attached hereto as Exhibit A (the "WPI Stipulation"). Specialized Metal has agreed to withdraw the Joinder Motion. TCBG has agreed to waive fees, costs and damages under section 303 of the Bankruptcy Code relating to the filing of the Involuntary Petition.

                 Based upon the Motion To Dismiss and the evidence presented, dismissal of the Involuntary Petition is in the best interest of TCBG and its creditors. Any agreements between any of the Involuntary Petitioners and TCBG has been adequately disclosed to the Court. The following summary of the dismissal order was entered on October 20, 2000:

         THE COURT ORDERED THAT: The Involuntary Petition filed against TCBG, Case No. 00 B 25342, is dismissed pursuant to section 305 of the Bankruptcy Code; The Joinder Motion is withdrawn, with prejudice; The Bankruptcy Court shall retain jurisdiction to enforce the terms of this Order; The Bankruptcy Court shall retain jurisdiction to decide disputes concerning the WPI Stipulation, its interpretation or performance of the terms and conditions of the WPI Stipulation; and All parties shall bear there own fees and costs with respect to the Involuntary Petition.

          The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

3.  Sole Customer, Contract Manufacturer and Concentration of Risk

     All of the Company's sales during 1999 were to one customer. Outstanding accounts receivable at September 30, 1999 was due from such customer. The Company has stopped shipping product to the customer. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operations.

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


4.  Stock Options

         In February 2000, the Company initiated a Stock Option Plan (the "Plan") that provides the ability to issue up to five million (5,000,000) of the Company's common stock to its employees, directors or key service providers/consultants with an exercise price above fair market value, as defined in the Plan, at the date of grant. In conjunction with the Plan's adoption, the board of directors approved the grant of incentive stock options, representing 2,033,200 shares of common stock, to all officers and full-time employees. These options begin vesting within six (6) months after issuance and will be fully vested at the second anniversary date of their grant, so long as the option holder remains an employee of the Company. These issued options expire in February 2005 and are exercisable at prices ranging from $0.62 to $0.68 per share. As a result of the involuntary bankruptcy petition against the Company (described in Note 2, above), payment of employees by the Company was discontinued as of the week ending September 29, 2000 and their employment status relative the granted stock options is unclear.

5.  Bank Loans

         On July 19, 2000, the Company relinquished the $500,000 bank line of credit utilizing the restricted investments of $500,000 as reflected on the balance sheet as of June 30, 2000 to pay off this loan. On August 4, 2000, the Company was forced to relinquish it remaining $50,000 bank line of credit. As a result, the Company does not have any credit lines available.

6.  Promissory Note and Common Stock Collateral

         During March, 2000, the Company negotiated a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note called for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral was to be returned upon repayment of all principal and interest. As of September 30, 2000, no funds had been issued against the Promissory Note. The Company has begun working with the Escrow Agent to return the Collateral.

         In August, 2000, the lender paid the Company $30,000 as "Good Faith" earnest money in conjunction with his proposed purchase of the largest shareholder's stock holdings. The lender did not make the additional "Good Faith" payments as required by his agreement with the Company, and accordingly, he relinquished any rights he might have to consummating the purchase of the shareholder's stock. The $30,000 has been recorded as other income.

7.  Common Stock Issued and Outstanding

         The Company has 250,000,000 shares of $.0001 par value common stock authorized. As of June 30, 2000, 34,462,504 are shown as issued and outstanding, but as discussed in Note 5, above, 5,000,000 shares were issued as collateral against a Promissory Note which represents a contingent issuance. The Company is working with the escrow agent for the return of these shares issued as collateral. Accordingly, only the remaining 29,462,504 shares of common stock will be treated as issued and outstanding common stock as of September 30, 2000 for accounting purposes, including the determination of weighted average common stock outstanding for determining basic and diluted net loss per share. As of September 30, 1999, 29,049,504 shares of common stock were issued and outstanding.

8.  Subsequent Events

         The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan from $2.0 million to $3,459,000. HUD has approved the loan. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds.

            On October 20, 2000, an involuntary petition of bankruptcy against the Company was dismissed in the United States bankruptcy court for the Northern District of Illinois - Eastern Division was dismissed. See note 2, above, for an explanation of this dismissal.

            On October 25, 2000, the Ontario Superior Court of Justice - Commercial List entered an ORDER whereby all the Company's equipment in Canada related to the Sweet Ripe dispute was placed in receivership with the stipulation that the receiver attempt to sell this equipment in settlement of certain claims related to the Sweet Ripe bankruptcy case over which the court has jurisdiction. Accordingly, the Company deems it unlikely that it will receive any of the proceeds of sale and has written-off the remaining net book value of the equipment, approximately $1,369,412. See note 2, above, for additional information regarding this matter.

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


Overview

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1998 and 1999, the Company experienced a net loss of $1,985,420, and $6,481,421 respectively. As of September 30, 2000, the Company has a working capital deficit of $3,425,890.

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, re-initiate production and product sales and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Furthermore, the Company has recently been released from a bankruptcy petition (see note 2 to the financial statements). Additionally, the Company is in default on the Industrial Revenue Bonds debt and interest thereon is being paid from the debt service reserve fund that the Company is liable to replace. Unless financing is obtained in the immediate future, the Company may face another bankruptcy petition, which could result in a court ordered bankruptcy.

         Management is pursuing various sources of debt and/or equity financing and re-initiating production with a contract producer along with the build-out of a plant in Rochester, New York utilizing financing through an Industrial Revenue bond which closed in October 1999 and through additional funding from the City of Rochester's Economic Development Department, amounting to $3,459,000, which has been approved by HUD. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds. Although the Company plans to pursue additional financing and re-initiate production of its beverage product, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. Furthermore, there can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure until its Rochester plant is operational. Failure to develop such an interim manufacturing arrangement may make sources of additional financing reluctant to risk investing in the Company. Furthermore, failure to secure such financing may result in the Company not being able to comply with its payment obligations under its Industrial Revenue Bond loans, capital equipment financing arrangement and with vendors.

         Additionally, the Company is pursuing avenues to re-initiate production of its beverage products in 2000. A U.S. contract manufacturer, whom the Company was utilizing to produce its beverage products, discontinued production in November 1999. The Company has sued this U.S. contract manufacturer for breach of contract. Furthermore, seeking an alternative producer requires the release of major pieces of the equipment. All Company-owned and financed major pieces of equipment are currently held at the U.S. contract manufacturer's plant (three major pieces of equipment). The Company is negotiating the release of the equipment held by the U.S. contract manufacturer. The Company anticipates that these three pieces of equipment will need to be retrofitted upon release in order to increase the production to expected rates.

         The Company closed on an Industrial Revenue Bond issuance in October 1999 relating to opening its own plant in Rochester, New York (the "Rochester Plant"). Additional funding from the City of Rochester's Economic Development Department, amounting to $3,459,000, has been approved by HUD. is being negotiated. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds. Additional debt and/or equity financing will likely be needed to begin operations at the Rochester Plant. No assurance can be given that the Company will be able to arrange for interim production or that the Rochester Plant will be operational. The Company is aggressively seeking alternative interim production sources for its beverage products.

         The Company has used approximately $1.36 million from the bond proceeds to order eight additional pieces of production equipment, expected to cost a total of approximately $4.53 million. The Company is currently negotiating with the manufacturer about certain alleged inadequacies with the machines. The Company can make no assurances that its current dispute with the manufacturer will be resolved in the foreseeable future or that the Company will have machines that meet its production requirements. If the manufacturing problems are not resolved soon, it is unlikely that production will commence in Rochester as anticipated until the other three machines are obtained from Warrenton.

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

          The following table sets forth the percentage relationship to net sales of principal items contained in the Company's Statements of Operations for the three and nine month periods ended September 30, 1999. Since there were no sales for the three and nine month periods ended September 30, 2000, no reasonable basis for percentage relationships exist and accordingly none are reflected within the table. Any percentages discussed throughout this analysis are stated on an approximate basis.


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2000        1999          2000      1999
                                      ----        ----          ----      ----
Net Sales                              N/A       100.0%          N/A     100.0%
Cost of Sales                          N/A       143.4%          N/A     126.3%
                                    -------     -------       -------   -------
Gross Profit                           N/A       (43.4%)         N/A     (26.3%)

Selling, general and
  administrative expenses              N/A        67.0%          N/A      87.6%
                                    -------     -------       -------   -------

    Operating loss                     N/A      (110.4%)         N/A    (113.9%)

Loss on disposal of equipment          N/A          --           N/A       --
Other income                           N/A          --           N/A       --
Interest income                        N/A         0.7%          N/A       0.6%
Interest expense                       N/A       (11.3%)         N/A     (20.0%)
                                    -------     -------       -------   -------
    Net loss                           N/A      (121.0%)         N/A    (133.3%)
                                    =======     =======       =======   =======


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net Sales. Net sales decreased to zero for the quarter ended September 30, 2000 from $1,603,057 for the quarter ended September 30, 1999. The decrease in net sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

         Cost of Sales. Cost of sales decreased to $63,417 for the quarter ended September 30, 2000 from $2,298,018 for the quarter ended September 30, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the cost of packaging that cannot be utilized as a result of negotiated settlement with Capri Sun.

         Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $264,796 for the quarter ended September 30, 2000 from $1,074,364 for the quarter ended September 30, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $625,000 which related to the sponsorship of an Indy Racing League car team and a reduction in sales promotion expenses offset primarily by an increase in depreciation expense.

         Interest Expense. Interest expense increased to $204,710 for the quarter ended September 30, 2000 from $181,619 for the quarter ended September 30, 1999. The increase was primarily related to the incurrence of interest expense for the whole quarter ended September 30, 2000 where none was recorded in the third quarter of 1999 on the Industrial Revenue Bonds debt initiated in October 1999. This increase was offset by the elimination of $550,000 of bank debt during the third quarter of 2000, which was outstanding for the whole of the third quarter of 1999.

         Loss on Disposal of Equipment. Loss on disposal of equipment of $1,374,007 was incurred in the quarter ended September 30, 2000 while none was recorded in the quarter ended September 30, 1999. Nearly $1,370,000 of this loss on disposal of equipment related to the write off of the net book value of equipment held by a Canadian manufacturer who provided the Company's production of children's beverages during the first nine months of 1999. This manufacturer entered into bankruptcy in 1999 and disputes related to monies that the manufacturer deemed were owed to them resulted in the manufacturer holding this equipment. An involuntary petition for relief in the U.S. Bankruptcy Court by certain of the Company's creditors resulted in the Company's Canadian attorneys, who were handling the case, to resign just as this matter was going before the Ontario Superior Court of Justice. As a result, counsel did not represent the Company, and the equipment was placed in receivership and was ordered to be sold. As the Company does expect to realize any of the proceeds from this sale, the remaining net book value was written off.

         Net Loss. The Company's net loss decreased to $1,862,092 for the quarter ended September 30, 2000 from $1,940,084 for the quarter ended September 30, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in the loss on gross margin, a decrease in sales promotion expense of $625,000, which related to the sponsorship of an Indy Racing League car team. These reductions were offset by the write off of approximately $1,370,000 related to equipment being sold by order of the Ontario Superior Court of Justice and recorded as loss on disposal of equipment.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net Sales. Net sales decreased to zero for the nine months ended September 30, 2000 from $3,390,323 for the nine months ended September 30, 1999. The decrease in net sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

         Cost of Sales. Cost of sales decreased to $196,699 for the nine months ended September 30, 2000 from $4,282,841 for the nine months ended September 30, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the write-off of inventory that has exceeded its safe usage date and the cost of packaging which cannot be utilized as a result of negotiated settlement with Capri Sun.

         Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $949,838 for the nine months ended September 30, 2000 from $2,968,654 for the nine months ended September 30, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $1,687,500 which related to the sponsorship of an Indy Racing League car team offset primarily by an increase in depreciation expense.

        Interest Income. Interest income increased to $26,808 for the nine months ended September 30, 2000 from $20,783 for the nine months ended September 30, 1999. The increase was attributable to higher interest rates on funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

         Interest Expense. Interest expense decreased to $641,729 for the nine months ended September 30, 2000 from $678,187 for the nine months ended September 30, 1999. The decrease was primarily due to the one-time incurrence of approximately $395,000 in interest expense related to the conversion of stockholder notes payable during the nine months ended September 30, 1999, plus bank loans and notes payable decreased to approximately $663,000 at September 30, 2000 compared to approximately $1,197,000 at September 30, 1999 which resulted in less interest expense thereon and offset primarily by an increase of approximately $483,000 of interest expense related to the Industrial Revenue Bonds debt initiated in October 1999.

         Loss on Disposal of Equipment. Loss on disposal of equipment of $1,374,007 was incurred during the nine months ended September 30, 2000 while none was recorded during the nine months ended September 30, 1999. Nearly $1,370,000 of this loss on disposal of equipment related to the write off of the net book value of equipment held by a Canadian manufacturer who provided the Company's production of children's beverages during the first nine months of 1999. This manufacturer entered into bankruptcy in 1999 and disputes related to monies that the manufacturer deemed were owed to them resulted in the manufacturer holding this equipment. An involuntary petition for relief in the U.S. Bankruptcy Court by certain of the Company's creditors resulted in the Company's Canadian attorneys, who were handling the case, to resign just as this matter was going before the Ontario Superior Court of Justice. As a result, counsel did not represent the Company, and the equipment was placed in receivership and was ordered to be sold. As the Company does expect to realize any of the proceeds from this sale, the remaining net book value was written off.

         Net Loss. The Company's net loss decreased to $3,105,465 for the nine months ended September 30, 2000 from $4,518,577 for the nine months ended September 30, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in sales promotion expense of $1,687,500, which related to the sponsorship of an Indy Racing League car team in 1999, a reduction of $695,000 in the loss at the gross margin level, and a reduction of $350,000 in other selling, general and administrative expenses. These reductions were offset by the write off of approximately $1,370,000 related to equipment being sold by order of the Ontario Superior Court of Justice and recorded as loss on disposal of equipment.

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

         The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan from $2.0 million to $3,459,000. HUD has approved the loan. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds.

         In March 2000, the Company entered into a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000 payable by March 12, 2001 at an interest rate of 12%. This Promissory Note calls for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral is to be returned upon repayment of all principal and interest. As of September 30, 2000, no funds had been issued against the Promissory Note. The Company has begun working with the Escrow Agent to return the Collateral.

         Net cash used for the Company's operations was $784,230 and $852,654 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash used for operating activities in the 2000 period was primarily due to a reduction in operating expenses.

         Cash used in investing activities was for purchases of property and equipment totaling $810,405 for the nine months ended September 30, 2000 and $269,511 for the nine months ended September 30, 1999. The increase in 2000 primarily was used towards downpayments on major pieces of equipment integral in the manufacture of the Company's beverage products for its Rochester, New York plant.

         The Company's primary sources of liquidity have been from borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing.

Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $1,584,982 and $1,127,619 for the nine months ended September 30, 2000 and 1999, respectively. The increase in 2000 was primarily due to additional proceeds from the issuance of industrial revenue bonds of $1,419,800 during 2000 offset by a reduction in borrowings from shareholders of approximately $946,000.

Year 2000

            The Company evaluated all its computer systems in the later half of 1999. It was determined and reported in the December 31, 1999 Form 10-KSB that the Company believed that the computer systems were Y2K compliant. There have been no known Y2K problems as of the date of this report and management believes that none will be encountered.

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

Sweet Ripe Drinks, Ltd. Dispute

         The Company had a contractual relationship with Sweet Ripe Drinks, Ltd. ("Sweet Ripe"), a Canadian company, whereby Sweet Ripe bottled and packaged the Company's beverage product using machinery provided by the Company. During the course of dealing, there arose certain disputes between the parties as to a variety of continuing manufacturing problems. Believing Sweet Ripe to be in breach of its contractual duties, having provided an opportunity to cure, the Company caused its bottling and packaging at Sweet Ripe to cease. In response, Sweet Ripe refused to allow the Company to remove its machinery. Shortly thereafter, Sweet Ripe filed a Notice of Intention to File a Proposal under the Canadian Bankruptcy and Insolvency Act, which in effect, caused a stay of proceedings. The Company then petitioned a Master of the Superior Court of Justice to lift the stay of proceedings so that the Company could proceed with an action to recover the manufacturing equipment. In arguing against the stay of proceedings, Sweet Ripe asserted that the Company owes approximately $700,000 to Sweet Ripe. The Master did not agree to lift the stay of proceedings but rather adjourned that matter subject to any orders that the Bankruptcy Court might make with regard to the matter. The Bankruptcy Court required the filing of a monetary proof of claim which was filed in late January 2000 and the claim was denied due to Sweet Ripe's counterclaim. The Company appealed that decision on February 16, 2000. On October 25, 2000, the Ontario Superior Court of Justice issued an ORDER, which includes the following:

         This Court orders that pursuant to s. 101 of the Courts of Justice Act, R.S.O. 1990, c. C-43 and s. 67 of the PPSA and effective
         12:01 a.m. on the date hereof, Ernst & Young, Inc. (the "Receiver") be and is hereby appointed receiver and manager, without security, of the Equipment, including any and all rights in and thereto,... and subject to the provisions hereof, the Receiver is hereby empowered and authorized, but not obligated, to take possession and control of the Equipment and any and all proceeds, receipts and disbursements arising out of or from the Equipment, until further order of this court,...

Additionally,

         This Court orders that the Receiver be and is hereby directed to:
         (b) sell or attempt to sell, by lot or en bolc, all of the Equipment by way of a sale by sealed tender substantially on the terms, conditions and provisions of the of the Invitation to Tender and Conditions of Sale...
         (d) conduct the tender sale process substantially in accordance with this Order, the Invitation to Tender...

The deadline for receipt of sealed tender offers is set for November 20, 2000 with the closing of sale pursuant to the tender offers scheduled for December 4-8, 2000.

         The equipment at issue is valued at approximately $1.6 million. Two of the three major pieces of equipment at issue are leased and the Company owns the remaining equipment. The Company's outside legal counsel resigned from representing the Company as a result of the bankruptcy petition, described later herein. As a result of this ORDER, the Company deems it unlikely that any of the proceeds will be returned to the Company and has written off the remaining net book value of the equipment, approximately $1,369,412.

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

         On January 28, 2000, the Company filed a lawsuit against WPI in the U.S. District Court in the Eastern District of Missouri. Besides recovering the damages caused by WPI's discontinuing production, the Company has requested the Court to release the three major pieces of the Company's production equipment located at WPI which are valued at approximately $1.5 million. Two of the three major pieces of equipment are owned and the Company leases the remaining equipment. WPI has offered to release this equipment, and the Company is negotiating a settlement amount with WPI for the release of the equipment.

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

On August 20, 2000, WPI joined with other parties in filing an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against the Company. As explained below, the Court dismissed this petition in an Order entered on October 20, 2000. In a Stipulation attached to the Order to dismiss the involuntary petition, the Company waived all rights relative to the Bankruptcy Code against WPI as a result of its filing this involuntary petition. Furthermore, WPI agreed not to file or to induce or encourage the filing of an involuntary petition against the company in the future.

Capri Sun Dispute

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

         On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minimus and the Company had agreed to discontinue use of the color.

Rochester, New York Plant Offer

         In February 2000, a contract was entered into to purchase an 80,000 square foot manufacturing facility on a 7 1/2 acre site in Rochester, New York. This contract provides for a $975,000 purchase price, with closing subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency, and funding by the U.S. Department of Housing and Urban Development ("HUD")to be completed by September 2000. The Economic Development Department of the City of Rochester obtained approval from the City Council to increase the proposed the HUD Section 108 loan from $2.0 million to $3,459,000. HUD has approved the loan. The Economic Development Department has received the funds, but they have not defined how soon they might release the funds.

Bankruptcy Petition

                 On August 30, 2000, Danisco Flexible Schupbach AG ("DFS"), P.S. Custom Broker ("P.S. Custom"); Hub Group St. Louis L.P. ("Hub City") and Warrenton Products, Inc. ("WPI") (collectively, the "Involuntary Petitioners") filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against The Children's Beverage Group, Inc. ("TCBG") (the "Involuntary Petition"). On September 20, 2000, TCBG filed 'the Motion To Dismiss seeking to dismiss the Involuntary Petition or to have the Court abstain from the Involuntary Petition on the grounds that (i) the Involuntary Petition was not properly filed because certain of the Involuntary Petitioners' claims were subject to a bona-fide dispute; and (ii) dismissal or abstention is in the best interest of creditors and TCBG under section 305 of the Bankruptcy Code. On September 22, 2000, Specialized Metal Services, Inc. ("Specialized Metal") filed a Motion To File Joinder To Involuntary Petition (the "Joinder Motion") and TCBG objected to the Joinder Motion. On September 29, 2000, TCBG sent notice of the Motion To Dismiss to all of its known creditors. Due and proper notice of the Motion To Dismiss was given and no other or further notice is required. The Court, based upon good cause shown, had previously shortened the twenty (20) day notice period for the hearing on the Motion To Dismiss. A reasonable opportunity to object or be heard regarding the relief requested in the Motion to Dismiss has been given and no objections having been made to the dismissal of the Involuntary Petition or any objects having being overruled. DST, Hub City, PS Custom and Specialized Metal have agreed to and consent to the dismissal of the Involuntary Petition. WPI has agreed to and consents to the dismissal of the Involuntary Petition on the terms and conditions of the Stipulation attached hereto as Exhibit A (the "WPI Stipulation"). Specialized Metal has agreed to withdraw the Joinder Motion. TCBG has agreed to waive fees, costs and damages under section 303 of the Bankruptcy Code relating to the filing of the Involuntary Petition.

                 Based upon the Motion To Dismiss and the evidence presented, dismissal of the Involuntary Petition is in the best interest of TCBG and its creditors. Any agreements between any of the Involuntary Petitioners and TCBG has been adequately disclosed to the Court. The following summary of the dismissal order was entered on October 20, 2000:

         THE COURT ORDERED THAT: The Involuntary Petition filed against TCBG, Case No. 00 B 25342, is dismissed pursuant to section 305 of the Bankruptcy Code; The Joinder Motion is withdrawn, with prejudice; The Bankruptcy Court shall retain jurisdiction to enforce the terms of this Order; The Bankruptcy Court shall retain jurisdiction to decide disputes concerning the WPI Stipulation, its interpretation or performance of the terms and conditions of the WPI Stipulation; and All parties shall bear there own fees and costs with respect to the Involuntary Petition.

         The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.     CHANGES IN SECURITIES

                  (c) During March, 2000, the Company negotiated a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note called for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral was to be returned upon repayment of all principal and interest. As of September 30, 2000, no funds had been issued against the Promissory Note. The Company has begun working with the Escrow Agent to return the Collateral.


Item 5.   OTHER INFORMATION

            In early August, 2000, the Company's Chairman, CEO and President, Mr. Jon A. Darmstadter, has informed the Company that he has received an offer to purchase his stock ownership in the Company representing 6,519,731 shares (including 50,000 shares held under beneficial ownership) of the Company's common stock and 1,000,000 of the Company's preferred stock. Since his ownership represents effective voting control (i.e., over 50% of the eligible voting shares outstanding), this transaction could represent a change in control of the Company. In late August 2000, Mr. Darmstadter informed the Company that he rejected this offer.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     27     Financial Data Schedule

(b)  Reports on Form 8-K

     NONE

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE CHILDREN'S BEVERAGE GROUP, INC.


Date:   November 20, 2000           By /s/ Jon A. Darmstadter




                                    ------------------------
                                    Jon A. Darmstadter, Chairman,
                                    President, & Chief Executive Officer