Form 10KSB
period 2000-12-31
CHILDRENS BEVERAGE GROUP INC
filed 2001-04-17
CIK 1098949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB
       (Mark one)

           X       Annual Report Pursuant to Section 13 or 15(d) of
         -----     the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2000

                   Transition Report Pursuant to Section 13 or 15(d)
         ------    of the Securities Exchange Act of 1934

                         Commission File Number 0-28125
                       The Children's Beverage Group, Inc.
                 (Name of Small Business Issuer in its charter)

                Delaware                                   87-0459103
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                   445 West Erie, Suite 106, Chicago, IL 60010
              (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number:    (312) 654-0848

                237 Melvin Drive, 2nd Floor, Northbrook, IL 60062
         (Former name, former address, and former fiscal year if changed from last report)

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
                                  Yes     No X
                                     ----   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  Yes    No X
                                          ---   ---

         State the issuer's revenue for its most recent fiscal year: $NIL.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such common equity as of April 5, 2001: $2,137,391

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

--------------------------------------------------------------------------------
                  Class                  Outstanding as of March 31, 2001
--------------------------------------------------------------------------------
        Common Stock, par value                      32,262,504*
        $.0001 per share
--------------------------------------------------------------------------------
* Excludes  5,000,000 shares issued as collateral against a promissory note, see
Part II, Item 5 herein. Though issued, treated herein as not outstanding.

                    Documents Incorporated by Reference: None
            Transitional Small Business Disclosure Format: Yes    No  X
                                                              ---    ---

The Children's Beverage Group, Inc.

FORM 10-KSB

TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 4.   Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                                     PART II

ITEM 5.   Market for Common Equity and Other Stockholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . 10

ITEM 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 31

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . 32

ITEM 10.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 11.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 12.  Certain Relationships and Related Transactions  . . . . . . . . . . 34

ITEM 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 35

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

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


                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Overview

         The Children's Beverage Group is a Delaware corporation incorporated on August 17, 1988 ("TCBG" or the "Company"). TCGB began operating in the children's beverage market in March 1997. The Company's corporate headquarters are located at 445 West Erie, Suite 106, Chicago, IL 60010. The Company manufactures and markets juice pouch products for the children's beverage market, although production and sales have been discontinued as of November 1999. The Company is pursuing avenues to re-initiate production of its beverage products, but no assurances can be given that production will be re-initiated.

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

         Subsequent to year end 1999, the Company expanded its strategy from one of producing private label beverage products for various retail outlets by capitalizing on its patented straw in pouch technology by offering long-term licensing of this technology to existing beverage makers. This shift was a result of what Management feels is greater opportunity and a greater chance of achieving profitable operations on a long-term basis. Though a number of potential customers expressed interest, none have been willing to invest in the technology to date.


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

Manufacturing

         Starting in December 1998, the Company began production, packaging and distribution of its beverage products at a facility located near Toronto Canada. This facility housed three of the Company's Volpak 240 DF machines, which were used to manufacture its juice products. The Company leases two of these machines and owns the third machine. Due to manufacturing problems and believing that this manufacturer had breached its contractual duties, the Company caused manufacturing at this location to cease in September 1999. The manufacturer refused to allow the Company to remove its equipment and soon thereafter filed for bankruptcy. The bankruptcy court sold the machines as part of the process of liquidation. The company was unsuccessful in its attempts to salvage the equipment. See Legal Proceedings, below.

         Until November 1999, the Company's products were produced, packaged and distributed from an off-site facility located in the Warrenton Products, Inc. ("WPI") facility in Warrenton, Missouri. This facility houses three of the Company's Volpak 240 DF machines, which are used to manufacture its juice products. The Company owns two of these machines and leases a third machine. The Company rented the space in the facility at a cost of $0.15 cents per case. The Company managed the manufacture of its products in this facility. Discussions and negotiations with Warrenton to re-initiate production failed. The Company has filed a lawsuit in January 2000 against this manufacturer. WPI, with other creditors of the Company, filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against the Company which was dismissed. Coincident with the dismissal, WPI and the Company signed a Stipulation Agreement precluding WPI from taking part in the filing of an involuntary petition of bankruptcy against the Company. See Legal Proceedings, below.

         The Company had anticipated that manufacturing would commence in new facilities in late 2000 in Rochester, New York. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase was subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency ("CMIDA"), and funding by the U.S. Department of Housing and Urban Development ("HUD"). Instead, funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD and the facility is no longer available under the contract. The Company is seeking alternative manufacturing facilities, including the use of contract manufacturers, but no new facilities are anticipated in the foreseeable future.

New Products

         The Company developed a new product known as "Pack-A-Snack." Pack-A-Snack is a prepackaged plastic food box containing an assortment of snacks for children, including a 6.75 ounce juice drink pouch. The Pack has a 12-month shelf life and will be sold directly to grocery stores and mass merchandisers in the same manner as TCBG's juice drink products. TCBG currently has no contracts to distribute Pack-A-Snack.

         The Company began offering its pouch-based technology to existing beverage drink manufacturers ("Charter Members") utilizing a manufacturing licensing arrangement. The long history of the use of flexible pouch products in Europe provides a framework for anticipating potential demand in the United States. Utilizing its licensed patent agreement for the "Self-Contained Fluid Dispensing System" known in the trade as the "rip it sip it"(TM) package, the Company is uniquely positioned to provide an opportunity for existing beverage drink producers to utilize this technology. The Company has determined that developing strategic vendor agreements to provide a "turnkey" pouch manufacturing solution would enhance introduction of this product. Furthermore, part of the Rochester manufacturing facility would have possibly been allocated for use as a test bed for Charter Members to test the efficacy and reliability of medium-term (approximately six months) pouch filling operations. Though a number of potential customers expressed interest, none have been willing to invest in the technology to date.

         Adequate production capacity is necessary for implementing either or both of these initiatives. Accordingly, since the Company does not have production facilities in place nor the financial resources to open a manufacturing facility, these new products may never be produced.

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

         The Company relied on one contract manufacturer to produce juice products for its sole customer. Production at this facility ceased in November 1999 due to disagreements over production levels deemed unsatisfactory by the Company. On January 28, 2000, the Company filed a lawsuit against this contract manufacturer in the U.S. District Court in the Eastern District of Missouri. The suit alleges that the contract manufacturer has failed to comply with its contract with the Company and a subsequent letter of intent between the parties, thereby causing the Company irreparable harm. The loss of this manufacturer has disrupted the Company's operations, and is expected to continue to disrupt its operations, until alternative manufacturing arrangements are consummated.

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

Patents and Trademarks

         The Company has been granted a worldwide license to use the U.S. patent on the fluid dispensing patent. The patent was applied for and issued to Jon A. Darmstadter, the President and Chief Executive Officer of the Company in August 1999. The patent is used in TCBG's production of its juice products. Mr. Darmstadter has entered into a license agreement with the Company (the "License Agreement") allowing the Company to use the patent in exchange for $1.00 per year. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years). Additionally, the Company has trademark for the "RIP IT SIP IT." The bond holders of the Industrial Revenue Bonds have a security interest in the Company's license on this patent and on the trademark.

         Although intellectual property may derive the Company some value, at the present time, management believes that other factors, such as product innovations, are of more significance in the Company's particular industry. TCBG avoids infringing on patents of others by monitoring on a regular basis patents issued with respect to food and beverage packaging.

         TCBG has applied for exclusive use of the trademark "Pack-A-Snack." The Company has also applied for exclusive use of the trademark "Cool Kid," which may be licensed to customers who want the product produced under this brand name.

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

Employees

         All production and distribution of TCBG's products have been outsourced to contract manufacturers. In the future, the Company plans on hiring its own production and distribution employees in conjunction with the opening of its Rochester, New York manufacturing facility, see Description of Property, below. As of December 31, 2000, the Company had one full-time employee and one part-time employee.

Industry Segments

         No information is presented as to industry segments. The Company is presently solely engaged in the principal business of manufacturing children's beverage products.

ITEM 2.  DESCRIPTION OF PROPERTY

         TCBG owns no real property. The Company headquarters occupy approximately 1,400 square feet of office space located at 445 West Erie, Suite 106, Chicago, IL 60010. The Company leases this space under a noncancellable operating lease through January 31, 2004. Total rent for 2000 was $30,600, which represents a prior office lease. The future minimum rent for the remaining term of the lease is approximately $82,400.


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

         This Court orders that pursuant to s. 101 of the Courts of Justice Act, R.S.O. 1990, c. C-43 and s. 67 of the PPSA and effective 12:01 a.m. on the date hereof, Ernst & Young, Inc. (the "Receiver") be and is hereby appointed receiver and manager, without security, of the Equipment, including any and all rights in and thereto,...and subject to the provisions hereof, the Receiver is hereby empowered and authorized, but not obligated, to take possession and control of the Equipment and any and all proceeds, receipts and disbursements arising out of or from the Equipment, until further order of this court,...

Additionally,

         This Court orders that the Receiver be and is hereby directed to:
         (a) sell or attempt to sell, by lot or in bulk, all of the Equipment by way of a sale by sealed tender substantially on the terms, conditions and provisions of the of the Invitation to Tender and Conditions of Sale...
         (d) conduct the tender sale process substantially in accordance with this Order, the Invitation to Tender...

The deadline for receipt of sealed tender offers is set for November 20, 2000 with the closing of sale pursuant to the tender offers scheduled for December 4--8, 2000.

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

Rochester, New York Plant Offer

         In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase was subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency ("CMIDA"), and funding by the U.S. Department of Housing and Urban Development ("HUD"). Instead, funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD and the facility is no longer available under the contract. The Company is seeking alternative manufacturing facilities, including the use of contract manufacturers, but no new facilities are anticipated in the foreseeable future.

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


                                                FISCAL YEAR
                                           1999             2000
                                       High     Low     High     Low
                                      -----    -----   -----    -----
               First Quarter          $2.97    $1.09   $0.94    $0.06
               Second Quarter         $1.59    $1.31   $0.52    $0.19
               Third Quarter          $1.97    $0.84   $0.52    $0.15
               Fourth Quarter         $1.19    $0.56   $0.35    $0.06


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

Holders

         As of March 31, 2001, there were approximately 603 record holders of the Company's common stock. This amount does not take into account those shareholders whose certificates are held in the name of broker-dealers or otherwise in street or nominee name.

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

Overview

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the periods ended December 31, 1997, 1998, 1999 and 2000, the Company experienced a net loss of $404,972, $1,985,420, $6,481,421 and $5,963,462, respectively. As of December
31, 2000, the Company has a working capital deficit of $9,467,351.

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

         Management is pursuing various sources of debt and equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company. Failure to secure such financing may result in the Company continuing the depletion of its available funds. Without such funds the Company has been would be unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders bank loans and with its vendors and would continue noncomplying with its payment obligations.

         The Company is pursuing avenues to re-initiate production of its beverage products in 2001. A U.S. contract manufacturer, whom the Company was utilizing to produce its beverage products, discontinued production in November 1999. The Company has sued this U.S. contract manufacturer for breach of contract. Furthermore, seeking an alternative producer requires the release of major pieces of the equipment. All Company-owned and financed major pieces of equipment are currently either held at the U.S. contract manufacturer's plant (three major pieces of equipment). The Company is negotiating the release of the equipment. There can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure. Failure to develop such an interim manufacturing arrangement may result in the Company continuing the depletion of its available funds. Without such funds the Company has been unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders and with its vendors and would continue noncomplying with its payment obligations.

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. The Company last made partial payment of its bond obligation as of June 29, 2000 and since then has not made any additional payments. Since then two additional required payments have not been paid by the Company. This has resulted in the Company being approximately $493,000 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $6,500,089) which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

         The Company closed on an Industrial Revenue Bond issuance in October 1999 relating to opening its own plant in Rochester, New York (the "Rochester Plant"). The Company has lost its rights to the plant for which it had a purchase contract and relinquished its right to its "good faith" deposits related thereto. No assurance can be given that the Company will be able to arrange for production in the foreseeable future. The Company is aggressively seeking alternative interim production sources for its beverage products.

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

         The following table sets forth the percentage relationship to net sales of principal items contained in the Company's Statements of Operations for the year ended December 31, 1999. Since there were no sales for the year ended December 31, 2000, no reasonable basis for percentage relationships exist and accordingly none are reflected within the table. Any percentages discussed throughout this analysis are stated on an approximate basis.



                                                         Years Ended
                                                         December 31,
                                                       2000        1999
                                                     -------     -------

               Net sales                                 N/A       100.0%
               Cost of sales                             N/A       139.4%
                                                     -------     -------
                    Gross loss                           N/A       (39.4%)
               Selling, general and
                 administrative expenses                 N/A       115.3%
               Impairment of long-lived assets           N/A           -
                                                     -------     -------

                    Operating loss                       N/A      (154.7%)
               Loss on disposal of equipment             N/A           -
               Loss on building and equipment
                 deposits forfeited                      N/A           -
               Other income                              N/A           -
               Interest income                           N/A         0.6%
               Interest expense                          N/A       (25.6%)
                                                     -------     -------
               Net loss                                  N/A      (179.7%)
                                                     =======     =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net Sales. Net sales decreased to zero for the year ended December 31, 2000 from $3,606,987 for the year ended December 31, 1999. The decrease in net sales is attributable to the Company's products being manufactured through co-packing relationships in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. Thus, all production for and orders from Wal-Mart, the Company's sole customer, ceased in November 1999.

         Cost of Sales. Cost of sales decreased to $214,351 for the year ended December 31, 2000 from $5,027,152 for the year ended December 31, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the write-off of inventory that has exceeded its safe usage date and the cost of packaging which cannot be utilized as a result of negotiated settlement with Capri Sun.

         Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $1,123,146 for the year ended December 31, 2000 from $4,160,697 for the year ended December 31, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $2,250,000 which related to the sponsorship of an Indy Racing League car team plus approximately $500,000 reduction in professional fees plus approximately $200,000 in employee related expenses.

         Impairment of Long-lived Assets. Impairment of long-lived assets of $517,090 was incurred in the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. This relates to capitalized issuance costs and fees associated with the issuance of the Industrial Revenue Bonds in October 1999 which were being ratably amortized over the life of the bonds. As a result of the Company's being in default on the payment of these bonds, the future value of the unamortized remaining cost of these costs are deemed impaired and were written-off in 2000.

         Loss on Disposal of Equipment. Loss on disposal of equipment of $1,374,007 was incurred in the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. Nearly $1,370,000 of this loss on disposal of equipment related to the write-off of the net book value of equipment held by a Canadian manufacturer who provided the Company's production of children's beverages during the first nine months of 1999. This manufacturer entered into bankruptcy in 1999 and disputes related to monies that the manufacturer deemed were owed to them resulted in the manufacturer holding this equipment. An involuntary petition for relief in the U.S. Bankruptcy Court by certain of the Company's creditors resulted in the Company's Canadian attorneys, who were handling the case, to resign just as this matter was going before the Ontario Superior Court of Justice. As a result, counsel did not represent the Company, and the equipment was placed in receivership and was ordered to be sold. As the Company does expect to realize any of the proceeds from this sale, the remaining net book value was written off.

         Loss on Building and Equipment Deposits Forfeited. Loss on building and equipment deposits forfeited of $2,046,366 was incurred in the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase was subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency ("CMIDA"), and funding by the U.S. Department of Housing and Urban Development ("HUD"). Instead, funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD and the facility is no longer available under the contract. As a result, the escrow deposit of $50,000 on the property was forfeited along with $638,800 on deposit with two equipment vendors to cover their costs on equipment orders for the facility. Additionally, the Company had approximately $1,357,800 down payment on eight more additional Volpak production lines that the manufacturer is treating as recovery of their costs incurred and damages.

         Other Income. Other income increased to $51,228 for the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. The increase was attributable to $30,000 of a good faith deposit relinquished from a potential lender and the remainder represents vendor settlements discounts resulting from the involuntary bankruptcy petition filed against the Company which was dismissed.

         Interest Income. Interest income increased to $26,808 for the year ended December 31, 2000 from $20,783 for the year ended December 31, 1999. The increase was attributable to higher interest rates on funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

         Interest Expense. Interest expense decreased to $766,538 for the year ended December 31, 2000 from $921,343 for the year ended December 31, 1999. The decrease was primarily due to the one-time incurrence of approximately $395,000 in interest expense related to the conversion of stockholder notes payable during the year ended December 31, 1999, plus bank loans and notes payable decreased to approximately $92,000 at December 31, 2000 compared to approximately $998,000 at December 31, 1999 which resulted in less interest expense thereon plus the discontinuance of using a factor on accounts receivable and offset by an increase in interest expense related to the Industrial Revenue Bonds debt initiated in October 1999.

         Net Loss. The Company's net loss decreased to $5,963,462 for the year ended December 31, 2000 from $6,481,421 for the year ended December 31, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in sales promotion expense of $2,250,000, which related to the sponsorship of an Indy Racing League car team in 1999, a reduction of $1,200,000 in the loss at the gross margin level, a reduction of nearly $800,000 in selling, general and administrative expenses, and a reduction of approximately $150.000 in interest expense. These reductions were offset by the write-offs of approximately
$1,375,000 related to equipment being sold by order of the Ontario Superior Court of Justice and recorded as loss on disposal of equipment plus approximately $1,995,000 related to the forfeiture of deposits on the Rochester, New York building and production equipment on order to be used in the building on which funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD plus approximately $517,000 related to impairment of long-lived assets resulting from the default due to nonpayment of debt service payments on the Industrial Revenue Bonds.


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

         Selling General and Administrative Expenses. Selling general and administrative expenses increased to $4,160,697 for the year ended December 31, 1999 from $1,943,446 for the year ended December 31, 1998. The 1998 expenses were limited to personnel, overhead, office equipment and professional fees incurred in formulating a business plan, developing its marketing strategy and initial sales efforts. The increase in Selling general and administrative expenses in 1999 was primarily attributable to an increase in sales promotion expense of $1,200,000, which related to the sponsorship of an Indy Racing League car team and to professional fees associated with becoming a publicly reporting company.

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


Liquidity and Capital Resources

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Management believes that sufficient capital resources will be generated from equity investment and debt financing to provide necessary working capital for fiscal year 2001.

         The Company's principal cash requirements are for capital requirements for building out its Rochester, New York plant, funding of ingredient and packaging inventory necessary to fuel beginning operations, funding of accounts receivable as a result of re-initiating operations, selling, general and administrative expenses and employee costs. The Company's primary sources of cash have been from sales of its children's beverage product which provided cash from operations and the proceeds from the issuance of Industrial Revenue Bonds designated to and supporting the build-out of the Rochester, New York plant. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements, though no representation is made as to the Company's ability to secure either forms of financing, or if successful, whether may be dilutive to existing shareholders.

         The Company had only started to generate significant revenues from its own operations in the last eleven months of 1999, however, production and product sales ceased in November 1999. Prior to the commencement of these operations, the Company had nominal revenues due to the start-up nature of such operations, substantial ongoing investment in business development efforts, and expenditures to build the appropriate infrastructure to support its expected growth. Consequently, the Company has been substantially dependent on debt financing to fund its cash requirements.

         The Company had two credit facilities under secured notes payable with maturity dates of July 9, 2000 and September 5, 2000, respectively. The Company could borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings were collateralized by substantially all of the Company's assets. Borrowings of $500,000 and $50,000, respectively, were outstanding on the lines as of December 31, 1999.

         On July 19, 2000, the Company relinquished the $500,000 bank line of credit utilizing the restricted investments of $500,000 as reflected on the balance sheet as of December 31, 1999 to pay off this loan. On August 4, 2000, the Company was forced to relinquish it remaining $50,000 bank line of credit. As a result, the Company does not have any credit lines available.

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

         Jon A. Darmstadter has made various advances against a note, payable by the Company to him, totaling $965,703($222,744 in fiscal 2000 and $749,259 in fiscal 1999, including interest of $65,727 and $54,259, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $358,987 (consisting of principal of $86,067 in fiscal 2000 and $275,920 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment Mr. Darmstadter of 2.8 million shares of common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $465,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

         In October 1999, the County of Monroe Industrial Development Agency (the "Agency") issued $7.42 million of its Industrial Development Revenue Bonds, Series 1999 (the "Bonds") under an Indenture of Trust dated as of October 1, 1999 (the "Indenture") by and between the Agency and the trustee. The Bonds were issued by the Agency for the purpose of providing funds to the Company to finance certain costs in connection with a project. The Company has received $6,500,089 of the bond proceeds which has an interest rate of 8.75%. The Company has not made any of its scheduled interest payments on these bonds since June 2000.

         Net cash used for the Company's operations was $881,350 and $2,197,115 for the years ended December 31, 2000 and 1999, respectively. The decrease in net cash used for operating activities in fiscal 2000 was primarily due to a smaller net loss.

         Cash used in investing activities was for purchases of property and equipment was $675,500 and $2,862,227 for the years ended December 31, 2000 and 1999, respectively. The decrease in 2000 relates primarily to a reduction in capital spending.

         The Company's primary sources of liquidity have been from the issuance of common stock and borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $1,060,401 and $5,073,180 for the fiscal years ended December 31, 2000 and 1999, respectively. The decrease in 2000 reflects a reduction of approximately $3,100,000 in Industrial Revenue Bond proceeds in 2000 compared to 1999 and approximately a $900,000 reduction in notes payable proceeds and stockholder advances.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133 (SFAS133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and 138, issued in June 1999 and June 2000, respectively. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

         In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's view's in applying generally accepted accounting principles to selected revenue issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.


INFLATION

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements for The Children's Beverage Group, Inc. for the years ended December 31, 2000 and 1999 are being audited to the extent to be indicated in their report, when completed, (which will contain an explanatory paragraph regarding the Company's ability to continue as a going concern) by DiRocco & Dombrow, PA, independent certified public accountants. These financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Item 7 of this Form 10-KSB. When the DiRocco & Dombrow, PA report is completed, his form 10-KSB will be amended to include their report.

 The Children's Beverage Group, Inc.
Balance Sheets
=============================================================================
December 31,                                         2000             1999
-----------------------------------------------------------------------------
Assets (Notes 2 and 6)

Current Assets
  Cash and cash equivalents                     $     13,204     $    509,653
  Accounts receivable                                      -            6,176
  Inventories                                              -           94,460
-----------------------------------------------------------------------------
Total Current Assets                                  13,204          610,289
-----------------------------------------------------------------------------
Property and Equipment, Net (Notes 1 and 4)        1,761,276        4,851,163
Other Assets                                          50,497          624,137
-----------------------------------------------------------------------------
                                                $  1,824,977     $  6,085,589
=============================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                              $  1,461,539     $  1,327,577
  Accrued expenses                                   659,463          150,977
  Notes payable - bank (Note 2)                            -          550,000
  Notes payable - stockholder (Note 3)                89,980                -
  Notes payable - officer (Note 4)                     2,486          447,899
  Current portion of capital lease
   obligations (Note 5)                              766,998          766,998
  Current portion of industrial revenue
   bonds (Note 6)                                  6,500,089                -
-----------------------------------------------------------------------------
Total Current Liabilities                          9,480,555        3,243,451
-----------------------------------------------------------------------------
Long-Term Liabilities
  Capital lease obligations, less
   current maturities (Note 5)                             -                -
  Industrial revenue bonds, less
   Current maturities (Note 6)                             -        5,080,254
-----------------------------------------------------------------------------
Total Long-Term Liabilities                                -        5,080,254
-----------------------------------------------------------------------------
Total Liabilities                                  9,480,555        8,323,705
-----------------------------------------------------------------------------

Commitments and Contingencies
  (Notes 4 through 13)

Stockholders' Equity (Deficit) (Note 9)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                        1,000            1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, 32,262,504 shares issued
   and outstanding at December 31, 2000 and
   29,462,504 shares issued and outstanding at
   December 31, 1999, respectively                     3,226            2,946
  Additional paid-in capital                       7,175,471        6,629,751
  Accumulated deficit                            (14,835,275)      (8,871,813)
-----------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)              (7,655,578)      (2,238,116)
-----------------------------------------------------------------------------
                                                $  1,824,977     $  6,085,589
=============================================================================
See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

The Children's Beverage Group, Inc.
Statements of Operations
===============================================================================
                                                   Year ended        Year ended
                                                  December 31,      December 31,
                                                      2000              1999
===============================================================================

Net sales (Note 14)                               $         -       $ 3,606,987

Cost of sales                                         214,351         5,027,152
-------------------------------------------------------------------------------

Gross loss                                           (214,351)       (1,420,165)

Selling, general and administrative Expenses        1,123,146         4,160,697

Impairment of long-lived assets (Note 6)              517,090                 -
-------------------------------------------------------------------------------

Loss from operations                               (1,854,587)       (5,580,862)

Loss on disposal of equipment (Note 1)             (1,374,007)                -

Loss on building and equipment
  Deposits forfeited (Note 1)                      (2,046,366)                -

Other income                                           51,228                 -

Interest income                                        26,808            20,782

Interest expense                                     (766,538)         (921,343)
-------------------------------------------------------------------------------

Net loss                                          $(5,963,462)      $(6,481,421)
===============================================================================

Net loss per common share                         $     (0.20)      $     (0.23)
===============================================================================

Weighted average common
  shares outstanding                               30,324,042        28,126,196
===============================================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


The Children's Beverage Group Inc.
Statement of Changes in Stockholders' Equity (Deficit)
=====================================================================================================================
                                                        Preferred Stock
                                                            Series A                Common Stock           Additional
                                                   ------------------------    ------------------------     Paid-in
                                                      Shares       Amount         Shares       Amount       Capital
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                          1,000,000   $     1,000    25,761,337   $     2,576   $ 2,878,954

Issuance of warrants to purchase 413,000
  shares of common stock in settlement of
  negotiations with a manufacturing agent
  (Note 7)                                               --            --            --            --         413,000

Issuance of shares of common stock for
  conversion of warrants (Note 9)                        --            --         413,000            41           (41)

Contribution of $592,900 of debt by shareholder
 of corporation (Note 9)                                 --            --         988,167            99       988,068

Issuance of common stock for manufacturing
  services (Note 9)                                      --            --         100,000            10        99,990

Issuance of common stock for marketing
  services (Note 9)                                      --            --       2,200,000           220     2,249,780

Net loss                                                 --            --            --            --            --
=====================================================================================================================
Balance, December 31, 1999                          1,000,000   $     1,000    29,462,504   $     2,946   $ 6,629,751

Contribution of $546,900 of debt by shareholder
  and officer of corporation (Note 9)                    --            --       2,800,000           280       545,720


Net loss                                                 --            --            --            --            --
=====================================================================================================================


Balance, December 31, 2000                          1,000,000   $     1,000    32,262,504   $     3,226   $ 7,175,471
=====================================================================================================================

                                                   Accumulated
                                                      Deficit       Total
--------------------------------------------------------------------------------
Balance, December 31, 1998                        $(2,390,392)  $   492,138

Issuance of warrants to purchase 413,000
  shares of common stock in settlement of
  negotiations with a manufacturing agent
  (Note 9)                                               --         413,000

Issuance of shares of common stock for
  conversion of warrants (Note 9)                        --            --

Contribution of $592,900 of debt by shareholder
 of corporation (Note 9)                                 --         988,167

Issuance of common stock for manufacturing
  services (Note 9)                                      --         100,000

Issuance of common stock for marketing
  services (Note 9)                                      --       2,250,000

Net loss                                           (6,481,421)   (6,481,421)
--------------------------------------------------------------------------------
Balance, December 31, 1999                         (8,871,813)   (2,238,116)

Contribution of $592,900 of debt by shareholder
  and officer of corporation (Note 9)                    --         546,000

Net loss                                           (5,963,462)   (5,963,462)
--------------------------------------------------------------------------------
Balance, December 31, 2000                        (14,835,275)   (7,655,578)
================================================================================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


The Children's Beverage Group Inc.
Statements of Cash Flows
=================================================================================================================
                                                                                       Year ended    Period ended
                                                                                      December 31,   December 31,
                                                                                          2000           1999
-----------------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                            $(5,963,462)   $(6,481,421)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                        349,404        246,368
     Amortization of Industrial Revenue Bond issuance costs                                51,960           --
     Write-off of equipment held in Canada being sold under court order (Note 1)        1,369,412           --
     Write-off of equipment deposits related to cancelled orders (Note 1)               1,357,767           --
     Write-off of deposits related to Rochester facility development (Note 1)             688,800           --
     Impairment of long-lived assets                                                      517,090           --
     Loss on sale of fixed assets                                                           4,595           --
     Noncash equity transaction charged to operations (Note 9)                               --        2,645,267
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                           6,176         97,426
       Decrease (increase) in inventories                                                  94,460         56,795
       Increase in other assets                                                              --          (32,694)
       Increase in accounts payable                                                       133,962      1,120,168
       Increase in accrued expenses                                                       508,486        150,976
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (881,350)    (2,197,115)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                                                         --       (2,862,227)
  Deposits related to Rochester facility development                                     (688,800)          --
  Proceeds from sale of fixed assets                                                       13,300           --
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (675,500)    (2,862,227)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from (repayment of) bank notes payable                                        (550,000)       150,500
  Proceeds from notes payable and stockholder advances                                    234,067      1,203,820
  Repayment of stockholder advances                                                       (43,500)      (275,920)
  Repayment of other notes payable                                                           --         (150,000)
  Capital lease obligation payments                                                          --         (366,424)
  Proceeds from Industrial Revenue Bonds, net of $569,050 of issuance costs in 1999     1,419,834      4,511,204
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               1,060,401      5,073,180
----------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                     (496,449)        13,838

Cash and Cash Equivalents, at beginning of period                                         509,653        495,815
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                           $    13,204    $   509,653
================================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                              $   223,552    $   511,150
================================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities

     During 1999,  the  Company  converted $592,900 of stockholder notes payable into common stock with a value of $988,167. Accordingly, the reduction of debt  was  recorded with an increase to equity. The excess value of the  common  stock  at the time of conversion was recorded as interest expense.
     During 1999,  the  Company purchased machinery for $513,000 in exchange for common  stock  and  warrants.  Accordingly,  assets  and  equity  were recorded for this amount. Subsequently, the Company wrote-off $100,000 of this amount related to the Sweet-Ripe litigation.
     During  1999,  the  Company  paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount.  The asset amount  was  ratably charged to operations throughout the year.
     During 2000,  the  Company  converted $546,000 of stockholder/officer notes payable into common stock with a value  of $546,000.  Accordingly, the reduction of debt was recorded with an increase to equity.
================================================================================================================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

The Children's Beverage Group, Inc.
Summary of Accounting Policies
================================================================================

Description of Business

         The Children's Beverage Group, Inc. (the "Company"), located in Chicago, Illinois, has been engaged in the manufacture and distribution of children's beverages to a single customer with locations throughout the United States. The Company's products were manufactured through co-packing relationships with third party manufacturers. One co-packer entered into bankruptcy during 1999 and held major equipment owned or leased by the Company. A second co-packer discontinued production of the Company's beverage product and also held major pieces of Company equipment.

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

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1999 and 2000, the Company experienced a net loss of $6,481,421 and $5,963,462, respectively. At December 31, 2000, the Company has a working capital deficit of $9,467,351.

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates

         Management is pursuing various sources of debt and equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company. Failure to secure such financing may result in the Company continuing the depletion of its available funds. Without such funds the Company has been would be unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders bank loans and with its vendors and would continue noncomplying with its payment obligations.

         The Company is pursuing avenues to re-initiate production of its beverage products in 2001. A U.S. contract manufacturer, whom the Company was utilizing to produce its beverage products, discontinued production in November 1999. The Company has sued this U.S. contract manufacturer for breach of contract. Furthermore, seeking an alternative producer requires the release of major pieces of the equipment. All Company-owned and financed major pieces of equipment are currently either held at the U.S. contract manufacturer's plant (three major pieces of equipment). The Company is negotiating the release of the equipment. ___ There can be no assurance that the Company will be able to negotiate a contract with a manufacturing facility to produce its beverage product as an interim measure. Failure to develop such an interim manufacturing arrangement may result in the Company continuing the depletion of its available funds. Without such funds the Company has been unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders and with its vendors and would continue noncomplying with its payment obligations.

The Children's Beverage Group, Inc.
Summary of Accounting Policies
================================================================================

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. The Company last made partial payment of its bond obligation as of June 29, 2000 and since then has not made any additional payments. Since then two additional required payments have not been paid by the Company. This has resulted in the Company being approximately $493,000 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $6,500,089) which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventories

         Inventories are stated at the lower of cost, or market, determined on the first-in, first-out ("FIFO") method. At December 31, 1999, inventories consist primarily of raw materials.

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

Advertising Costs

         Advertising costs, aggregating $1,005 in 2000 and $2,259,000 in 1999, are expensed as incurred.

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

The Children's Beverage Group, Inc.
Summary of Accounting Policies
================================================================================

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133 (SFAS133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and 138, issued in June 1999 and June 2000, respectively. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

         In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's view's in applying generally accepted accounting principles to selected revenue issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

Reclassifications

         Certain amounts in the accompanying 1999 financial statements have been reclassified to conform with the 2000 presentation.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

1.    Property and Equipment

         Property and equipment are summarized by major classification as follows:


               December 31,                             2000           1999
               -----------------------------------------------------------------

               Machinery and equipment (Note 4)      $1,987,549     $3,645,484
               Automobiles                                5,000         43,775
               Furniture and fixtures                    36,882         36,882
               Computers and peripherals                 34,308         34,308
               Construction in progress                       -      1,357,567
               -----------------------------------------------------------------
                                                      2,063,739      5,118,016
               Less accumulated depreciation           (302,463)      (266,853)
               -----------------------------------------------------------------

               Total                                 $1,761,276     $4,851,163
               =================================================================

On October 25, 2000, the Ontario Superior Court of Justice - Commercial List entered an ORDER whereby all the Company's equipment in Canada related to the Sweet Ripe dispute was placed in receivership with the stipulation that the receiver attempt to sell this equipment in settlement of certain claims related to the Sweet Ripe bankruptcy case over which the court has jurisdiction. An involuntary petition for relief in the U.S. Bankruptcy Court by certain of the Company's creditors resulted in the Company's Canadian attorneys, who were handling the case, to resign just as this matter was going before the Ontario Superior Court of Justice. As a result, counsel did not represent the Company, and the equipment was placed in receivership and was ordered to be sold. Accordingly, the Company deems it unlikely that it will receive any of the proceeds  of sale  and has  written-off  the  remaining  net  book  value of the equipment, approximately $1,369,412. See note 13, below, for additional information regarding this matter.

The Company had anticipated that manufacturing would commence in new facilities in late 2000 in Rochester, New York. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase was subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency ("CMIDA"), and funding by the U.S. Department of Housing and Urban Development ("HUD"). Instead, funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD and the facility is no longer available under the contract. As a result, the escrow deposit of $50,000 on the property was forfeited along with $638,800 on deposit with two equipment vendors to cover their costs on equipment orders for the facility. Additionally, the Company had approximately $1,357,800 down payment on eight more additional Volpak production lines that the manufacturer is treating as recovery of their costs incurred and damages.


2.   Notes Payable - Bank

         The Company had two credit facilities under secured notes payable with maturity dates of July 9, 2000 and September 5, 2000, respectively. The Company could borrow a maximum of $500,000 and $50,000, respectively, under these agreements. Borrowings were collateralized by substantially all of the Company's assets. Borrowings of $500,000 and $50,000, respectively, were outstanding on the lines as of December 31, 1999.

On July 19, 2000, the Company relinquished the $500,000 bank line of credit utilizing the restricted investments of $500,000 as reflected on the balance sheet as of December 31, 1999 to pay off this loan. On August 4, 2000, the Company was forced to relinquish it remaining $50,000 bank line of credit. As a result, the Company does not have any credit lines available.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

3.  Notes Payable - Stockholder

         The Company had two notes payable to a stockholder with maturity dates of November 10, 1999 and December 20, 1999, respectively. Interest was paid periodically at 12%. The stockholder advanced an additional $330,000 during the first quarter of 1999. During May 1999 the Company entered into an agreement to convert approximately $592,900 of outstanding stockholder notes payable into 988,167 shares of common stock which were issued during July 1999. The common stock had a value of $988,167. The excess value of the common stock was recorded as interest expense at the time of conversion.

         During August 2000, the stockholder advanced $89,980. Interest will be paid periodically at 12%. The advance is payable on demand.


4.  Notes Payable - Officer and Related Party Transactions

         The Company's President and Chief Executive Officer and its majority shareholder has made various advances against a note to the Company that total $965,703($222,744 in fiscal 2000 and $749,259 in fiscal 1999, including interest of $65,727 and $54,259, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $358,987 (consisting of principal of $86,067 in fiscal 2000 and $275,920 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment Mr. Darmstadter of 2.8 million shares of common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $465,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

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


5.  Capital Lease Obligations

         The Company leases certain machinery and equipment under capital leases. As lessee, the Company assumes all taxes, maintenance costs, insurance and other operating costs over the life of the lease. During the years ended December 31, 2000 and 1999, principal and interest payments under these leases amounted to $-0- and $430,606, respectively.

         Two of the pieces of leased equipment were held in Canada with a former contract manufacturer who petitioned for bankruptcy protection with the Canadian courts. In 2000, the Company's outside legal counsel resigned from representing the Company as a result of the involuntary bankruptcy petition, described later herein, filed against the Company. As a result of an ORDER by the Canadian bankruptcy court, the equipment was sold by the Court appointee Receiver. The Company deems it unlikely that any of the proceeds will be returned to the Company and has written off the remaining net book value of the leased equipment, approximately $867,587.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

Property recorded under such leases at December 31 consist of:

                                           2000             1999
--------------------------------------------------------------------------------

Machinery and equipment                 $  524,433      $ 1,630,716

Less accumulated depreciation               69,924          162,454
--------------------------------------------------------------------------------

Total                                   $  454,509      $ 1,468,262
================================================================================

Future minimum lease payments, excluding operating costs, in the aggregate and for the years succeeding December 31, 2000 are:

Year ending December 31,                                      Amount
--------------------------------------------------------------------------------
2001                                                       $ 829,557
--------------------------------------------------------------------------------
Total future minimum lease payments                          829,557

Less amount representing interest                             62,559
--------------------------------------------------------------------------------
Net capital lease obligation                                 766,998

Less current portion*                                        766,928
--------------------------------------------------------------------------------
Long-term portion                                          $       -
================================================================================
  * Since the Company is in arrears on payment of the minimum lease payments, all payments are treated as currently payable.


6.   Industrial Revenue Bonds

         The Company, as borrower, entered into a financing arrangement with the County of Monroe Industrial Development Agency (serving Rochester, New York) to issue $7,420,000 industrial development revenue bonds. The closing took place in October, 1999 and $4,892,224 was released and $188,030 was applied to interest on the bonds for a total obligation of $5,080,254 outstanding as of December 31, 1999. Additionally, $1,306,799 was released and $113,036 was applied to interest on the bonds during the year ended December 31, 2000. Thus, the total obligation outstanding at December 31, 2000 was $6,500,089. The bonds have a stated interest rate of 8.75% and are payable (net of Capitalized Interest Fund payments of $301,066 and Reserve Fund interest), as follows:

         2000     $  461,803
         2001      1,105,295
         2002      1,106,983
         2003      1,104,733
         2004      1,103,545
         2005      1,102,983
         2006      1,106,607
         2007      1,106,983
         2008      1,105,233
         2009      1,102,358
         2010      1,102,920

The bonds are collateralized by nearly all the assets of the Company.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. The Company last made partial payment of its bond obligation as of June 29, 2000 and since then has not made any additional payments. Since then two additional required payments have not been paid by the Company. This has resulted in the Company being approximately $493,000 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $6,500,089) which are deemed currently due and payable.

         As a result of this default, the capitalized issuance costs and fees associated with the Industrial Revenue Bonds, which were being ratably amortized over the life of the bonds, are deemed impaired and are being written-off in 2000. The unamortized cost at the determination date of the impairment was $517,090.

7.       Leases

         The Company entered into a new lease for office space under a noncancellable operating lease through January 31, 2004. Total rent expense for 2000 and 1999 was $30,600 and $22,650, respectively, which included for part of 1999 a prior office lease under which payments were made on a month-to-month basis and for the remainder of 1999 and 2000 under a prior lease agreement which was effectively cancelled on January 31, 2001. The future minimum rental payments required under the new lease over the next four years is $82,400 broken down as follows:

                    December 31,                          Amount
                    --------------------------------------------
                    2001                            $     24,400
                    2001                                  27,400
                    2002                                  28,200
                    2003                                   2,400
                    --------------------------------------------
                    Total                           $     82,400
                    ============================================


8.       Income Taxes

         The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized as follows:


     December 31,                                   2000           1999
     ----------------------------------------------------------------------

     Income tax benefits at statutory rate $ (2,188,000) $ (2,593,000) Change in valuation allowance related to
       deferred tax benefit carryforwards      $  2,188,000   $  2,593,000
     ----------------------------------------------------------------------
     Income tax benefit                        $          -   $          -
     ----------------------------------------------------------------------

         Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

         At December 31, 2000, net operating losses of approximately $14.3 million are available for carryforward against future years' taxable income and expire through the year 2020. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

           The net deferred tax assets consist of the following:
                                                    2000             1999
           ------------------------------------------------------------------

           Net operating loss carryforwards    $  4,781,000     $  3,387,000
           Valuation allowance                   (4,781,000)      (3,387,000)
           ------------------------------------------------------------------

           Net deferred tax assets             $          -     $        -
           ==================================================================

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

9.    Stockholders' Equity

Common Stock Issuances
         Common stock was issued in 1999, as follows:

          a) Sales of common stock - In connection with private placements, the Company sold 1,450,000 shares in July 1998 for $812,000.

          b) On September 17, 1999, the Company entered into a Patent License Agreement ("the Agreement") with its Chairman. The patent was applied for and issued to the Company's Chairman in August 1999. The Agreement provides the Company the exclusive right to use the U.S. patent used in the production of the Company's juice pouch products for the life of the patent in exchange for a $1.00 annual fee unless a change-in- control event occurs. In the event that a change-in-control event occurs, the Chairman would receive a royalty in the amount of $0.0005 per pouch of children's beverage product sold by the Company.

          c) On March 24, 1999, the Company issued 2,200,000 shares of common stock to satisfy its $2,250,000 obligations under a sponsorship agreement with an Indy Racing League car team.

          d) On April 23, 1999, the Company entered into a Settlement Agreement with a vendor, under which the Company issued the vendor warrants to purchase 413,000 shares of common stock at par value in exchange for machinery and equipment with a value of $413,000. In addition, on March 24, 1999, the Company issued 100,000 shares of common stock to another vendor as payment for an additional $100,000 of machinery and equipment which because of bankruptcy of the vendor is not deemed recoverable and has been written off.

          e) During May 1999 the Company entered into an agreement to convert approximately $592,900 of outstanding stockholder notes payable into 988,167 shares of common stock which were issued during July 1999. The common stock had a value of approximately $988,000. The excess value of the common stock was recorded as interest expense at the time of conversion.

          f) In November 1999, stock warrants issued to a vendor in April 1999 were converted to 413,000 shares of the Company's common stock.

          g) During August 2000 the Company entered into an agreement to convert and treat as a capital contribution approximately $546,000 of outstanding stockholder/officer notes payable into 2,800,000 shares of common stock which were issued during September 2000. The common stock had a value of approximately $546,000.


Preferred Stock

         The Series A preferred stockholders shall be entitled to 25 votes for each share owned by them on all matters required or permitted to be submitted to a vote of stockholders of the Company. The Series A preferred stockholders also share ratably with common stockholders in dividends (if any) declared by the Board of Directors and in liquidation rights upon the Company's liquidation, dissolution or winding up. In the event of a change in control of the Company, the Series A Preferred Stock automatically converts into five shares of common stock, subject to anti-dilution rights.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

10.    Promissory Note and Common Stock Collateral

During March, 2000, the Company negotiated a Promissory Note arrangement whereby the lender promised to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note called for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral was to be returned upon repayment of all principal and interest. As of December 31, 2000, no funds had been issued against the Promissory Note. The Company began working with the Escrow Agent to return the Collateral.

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


11.    Common Stock Issued and Outstanding

         The Company has 250,000,000 shares of $.0001 par value common stock authorized. As of December 31, 2000, 37,262,504 are shown as issued and outstanding, but 5,000,000 shares were issued as collateral against a Promissory Note, as described in Note 10, above, which represented a contingent issuance. The Company is working with the escrow agent and the potential lender's attorney for the return of these shares issued as collateral. Accordingly, only the remaining 32,262,504 shares of common stock will be treated as issued and outstanding common stock as of December 31, 2000 for accounting purposes, including the determination of weighted average common stock outstanding for determining basic and diluted net loss per share. As of December 31, 1999, 29,049,504 shares of common stock were issued and outstanding.


12.    Stock Options

         In February 2000, the Company initiated a Stock Option Plan (the "Plan") that provides the ability to issue up to five million (5,000,000) of the Company's common stock to its employees, directors or key service providers/consultants with an exercise price above fair market value, as defined in the Plan, at the date of grant. In conjunction with the Plan's adoption, the board of directors approved the grant of incentive stock options, representing 2,033,200 shares of common stock, to all officers and full-time employees. These options began vesting within six (6) months after issuance and will be fully vested at the second anniversary date of their grant, so long as the option holder remains an employee of the Company. These issued options expire in February 2005 and are exercisable at prices ranging from $0.62 to $0.68 per share. As a result of the involuntary bankruptcy petition against the Company (described in Note 2, above), payment of employees by the Company was discontinued as of the week ending September 29, 2000 and their employment status relative the granted stock options is unclear.


13.    Commitments and Contingencies

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

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

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

         This Court orders that pursuant to s. 101 of the Courts of Justice Act, R.S.O. 1990, c. C-43 and s. 67 of the PPSA and effective 12:01 a.m. on the date hereof, Ernst & Young, Inc. (the "Receiver") be and is hereby appointed receiver and manager, without security, of the Equipment, including any and all rights in and thereto,...and subject to the provisions hereof, the Receiver is hereby empowered and authorized, but not obligated, to take possession and control of the Equipment and any and all proceeds, receipts and disbursements arising out of or from the Equipment, until further order of this court,...

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

The deadline for receipt of sealed tender offers is set for November 20, 2000 with the closing of sale pursuant to the tender offers scheduled for December 4--8, 2000.

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

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

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

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

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


         The Company is involved in various litigation incident to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.


14.    Sole Customer and Contract Manufacturer and Concentration of Risk

         All  of  the  Company's   sales  during  1999  were  to  one  customer.
Outstanding accounts receivable at December 31, 1999 were due from such customer. The Company has stopped shipping product to the customer. The loss of this customer would have a material adverse effect on the Company's financial condition and results of operations.

         The Company relied on one contract manufacturer to produce juice products for its sole customer. As described in note 8, above, the contract manufacturer discontinued production in November 1999. This discontinuance disrupted the Company's operations and no product has been shipped to the Company's only customer since November 1999. Discussions took place in an attempt to re-initiate production, but lack of cooperation has resulted in the filing of a complaint against this contract manufacturer.

         On January 28, 2000, legal counsel for the Company filed a complaint with the United States District Court, Eastern District of Missouri against Warrenton Products, Inc. ("WPI"), a Missouri corporation, alleging that WPI did not meet its contractual obligations to perform its manufacturing of the Company's product and refuses to allow the Company's to remove its specialized equipment. On February 3, 2000, WPI filed a lawsuit against the Company alleging damages of approximately $2.0 million plus interest, costs and punitive damages. The Company intends to vigorously defend against the WPI claim and vigorously prosecute its claim.

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been a change in the Company's accountants in January 2000. As disclosed in Form 8, timely filed with the Securities and Exchange
Commission, the Certifying Accountant, BDO Seidman, LLP, resigned its relationship with the Company effective January 21, 2000. The firm of DiRocco & Dombrow, PA, will replace the former Certifying Accountant and has audited the year ended December 31,1999 financial statements included herein and BDO Seidman, LLP has allowed its report for the year ended December 31, 1998 to also be included herein. There have been no disagreements with the Company's accountants on accounting or financial disclosure during the past two fiscal years.

PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND   CONTROL   PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors

         As of December 31, 2000, the executive officers and directors of the Company were as follows:

     NAME               AGE             POSITION
     ----               ---             --------
  Jon A. Darmstadter    48              President and Chief Executive
                                        Officer, Director
  Edward R. Ferry       50              Director


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

         Edward R. Ferry has served the Company in the Marketing department since May 1997 and a director of the Company since January 1999. From June 1990 to May 1997, Mr. Ferry served as the President of Corporate Confectionary/Confection Werks, a specialty chocolate manufacturing company that he owned. Prior to his involvement with Corporate Confectionary/Confection Werks, he was the Midwest Sales Manager for Ralph Lauren Ladies Wear.



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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation earned by the Company's sole named executive officer and sets forth all compensation actually paid or accrued by the Company for services rendered to the Company for the years ended December 31, 1998, 1999 and 2000 to the Company's Chief Executive Officer and President. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted. The table excludes certain perquisites and other personal benefits received by this officer that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in the table.

                           Summary Compensation Table


NAME AND PRINCIPAL                               ALL OTHER
POSITION             YEAR   SALARY    BONUS    COMPENSATION
                           --------   ------   ------------
Jon A. Darmstadter,  1998  $ 80,000   $  -0-     $    -0-
President, C.E.O.    1999  $104,000   $  -0-     $    -0-
                     2000  $ 78,000   $  -0-     $    -0-


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

         Unless otherwise noted (1) each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by him as set forth opposite his name and (2) the address for each of the persons listed below is: c/o The Children's Beverage Group, Inc., 445 West Erie, Chicago, Illinois 60010.



                                                            Common Stock
                                                     ---------------------------
                                                       Beneficially Owned(a)(b)
Name and Address of Beneficial Owner                 No. of Shares   % of Class
------------------------------------                 -------------   -----------

Jon A. Darmstadter(c)                                    9,269,731        28.73%

Felicia Murray(d)                                        2,464,313         7.64%

Edward R. Ferry(e)                                         145,000         0.45%

All executive officers and directors as a
  group (2 persons)                                      9,414,731        29.18%

*Represents less than one percent of the total.

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.
(b) The calculations in this table of the percentage of outstanding shares are based on 32,262,504 shares of the Company's common stock outstanding as of December 31, 2000. Excludes 5,000,000 shares issued as collateral against a promissory note, see Part II, Item 5 herein. Though issued, treated herein as not outstanding.
(c) Does not include 1,000,000 shares of Series A Preferred Stock, which have 25 votes per share, and automatically convert into five shares of common stock upon a change-in-control event, subject to anti-dilution provisions. Mr. Darmstadter owns 100% of the Company's outstanding preferred stock. Includes 50,000 shares of common stock held by Mr. Darmstadter's son and 150,000 shares of common stock held in the name of his former wife. Mr. Darmstadter's combined ownership of common stock and preferred stock gives him control over 58.22% of the votes that can be cast in any meeting of stockholders.
(d) Former officer and director of the Company. Subsequent to December 31, 2000, Jon A. Darmstadter won a personal judgment lawsuit against Ms. Murray which resulted in the awarding of her shares to Mr. Darmstadter. The shares have not yet been transferred as of this writing.
(e) Includes 30,000 shares of common stock held in the name of Mr. Ferry's son. Mr. Ferry is one of the Company's directors and serves as the Vice President of Marketing.


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

         Additionally, Mr. Darmstadter has made various advances against a note to the Company that total $965,703($222,744 in fiscal 2000 and $749,259 in fiscal 1999, including interest of $65,727 and $54,259, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $358,987 (consisting of principal of $86,067 in fiscal 2000 and $275,920 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment Mr. Darmstadter of 2.8 million shares of common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $465,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (A) EXHIBITS

     Exhibit No.               Exhibit Name
     ----------                ------------


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

         3.2      Amended and Restated By-Laws of Registrant previously filed as
                  Exhibit 3.2 to Form 10-SB dated November 15, 1999

         3.3 Certificate of Designations of Series A Preferred Stock previously filed as Exhibit 3.3 to Form 10-SB dated November 15, 1999

         4.1      Form of Common Stock  Certificate  previously filed as Exhibit
                  4.1 to Form 10-SB/A dated January 14, 2000

         4.2 Form of Series A Preferred Stock Certificate previously filed as Exhibit 4.2 to Form 10-SB dated November 15, 1999

         4.3 Registration Rights Agreement between the Company and a warrant holder dated April 23, 1999 previously filed as
                  Exhibit 4.3 to Form 10-SB dated November 15, 1999

         4.4 Debt Conversion Agreement between the Company and Ranger Enterprises, Inc. dated May 10, 1999 previously filed as
                  Exhibit 4.4 to Form 10-SB dated November 15, 1999

         10.1 Amended and Restated Employment Agreement between the Company and Jon A. Darmstadter previously filed as Exhibit 4.3 to Form 10-SB dated November 15, 1999 Exhibit 10.1 to Form 10-SB/A dated January 14, 2000

         10.2 Patent License Agreement between the Company and Jon A. Darmstadter dated September 14, 1999 previously filed as
                  Exhibit 10.2 to Form 10-SB dated November 15, 1999

         10.3 Assignment and Assumption Agreement between the Company and Water Pouch dated January 11, 1999 previously filed as Exhibit
                  10.1 to Form 10-SB dated November 15, 1999

         10.4     Amendment to Patent License Agreement

         10.5     Rochester Purchase Contract, February 2000

         10.6     Jon A. Darmstadter Note dated January 2, 1999

         10.7     Pledge & Assignment (Bond)

         10.8     Payment in Lieu of Tax Agreement

         10.9     Security Agreement

         10.10    Rental Agreement for office facilities

         21.1     Subsidiaries

         27       Financial Data Schedule

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                       The Children's Beverage Group, Inc.
                                  (Registrant)



                                      By: /s/ Jon A. Darmstadter
                                          -----------------------------
          Date: April 16, 2001            Jon A. Darmstadter
                                          CEO, President, Chairman,
                                          & Principal Financial Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                       Position               Date
        ----                       --------               ----

                                   CEO, President,
                                   Chairman, &
                                   Principal Financial
        /s/ Jon A. Darmstadter     Officer & Director     April 16, 2001
        -----------------------    -------------------    -------------------
          Jon A. Darmstadter