Form 10QSB
period 2001-03-31
CHILDRENS BEVERAGE GROUP INC
filed 2001-05-21
CIK 1098949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

                                 (312) 654-0848
                           (Issuer's telephone number)


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

                                                             Outstanding as of
            Class                                               May 1, 2000
Common Stock, $.0001 par value                                   32,262,504*

* Excludes 5,000,000 shares issued as collateral  against a promissory note, see
Part II, Item 2 herein. Though issued, treated herein as not outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                ---    ---

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART  I.  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements                                    3

           Independent Accountants' Review Report                            3

           Condensed Balance Sheets - March 31,
           2001 and December 31, 2000                                        4

           Condensed Statements of Operations -
           three months ended March 31, 2001 and 2000                        5

           Condensed Statements of Cash Flows -
           three months ended March 31, 2001 and 2000                        6

           Notes to Condensed Financial Statements                           7

Item 2.    Management's Discussion and Analysis
           and Results of Operations                                        12

PART  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                17

Item 2.    Changes in Securities                                            20

Item 6.    Exhibits and Reports on Form 8-K                                 20

           SIGNATURES                                                       21

PART I

Item 1.  FINANCIAL STATEMENTS


                           ACCOUNTANTS' REVIEW REPORT

The Children's Beverage Group, Inc.
Chicago, Illinois

We have reviewed the accompanying condensed balance sheets of The Children's Beverage Group, Inc. as of March 31, 2001, and the related condensed statements of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. All information included in these financial statements is the representation of the management of The Children's Beverage Group, Inc.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 10, 2001, we expressed an unqualified opinion on those financial statements, but we have not performed any auditing procedures since that date.



/s/ DIROCCO & DOMBROW, P.A.
---------------------------
DiRocco & Dombrow, P.A.
May 21, 2001
Fort Lauderdale, Florida

The Children's Beverage Group, Inc.
Condensed Balance Sheets
=============================================================================
                                                    March 31,    December 31,
                                                     2001            2000
                                                  (Unaudited)      (Audited)
-----------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                     $      2,785     $     13,204
  Restricted investments (Note 5)                    491,323          645,276
  Prepaid expenses                                    11,000                -
-----------------------------------------------------------------------------
Total Current Assets                                 505,108          658,480
-----------------------------------------------------------------------------
Property and Equipment, Net                        1,708,362        1,761,276
Intangible Assets, Net                                49,349           50,497
-----------------------------------------------------------------------------
                                                $  2,262,819     $  2,470,253
=============================================================================


Liabilities and Stockholders' (Deficit)
Current Liabilities
  Accounts payable                              $  1,366,729     $  1,284,285
  Accrued expenses                                   276,766          335,733
  Notes payable - stockholder                         89,980           89,980
  Notes payable - officer                             26,281            2,486
  Current portion of capital lease obligations       766,998          766,998
  Current portion of industrial
   Revenue bonds                                   7,420,000        7,420,000
-----------------------------------------------------------------------------
Total Current Liabilities                          9,946,754        9,899,482
-----------------------------------------------------------------------------
Long-Term Liabilities
  Capital lease obligations, less
   current maturities (Note 5)                             -                -
  Industrial revenue bonds, less
   current maturities (Note 6)                             -                -
-----------------------------------------------------------------------------
Total Long-Term Liabilities                                -                -
-----------------------------------------------------------------------------
Total Liabilities                                  9,946,754        9,899,482
-----------------------------------------------------------------------------

Commitments and Contingencies (Notes 2 - 8)

Stockholders' (Deficit) (Notes 6 - 7)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                        1,000            1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, (Note 7)                         3,226            3,226
  Additional paid-in capital                       7,175,471        7,175,471
  Accumulated deficit                            (14,863,632)     (14,608,926)
-----------------------------------------------------------------------------
Total Stockholders' (Deficit)                     (7,683,935)      (7,429,229)
-----------------------------------------------------------------------------
                                                $  2,262,819     $  2,470,253
=============================================================================

See accompanying summary of notes to unaudited condensed financial statements.

The Children's Beverage Group, Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2001 and 2000

===============================================================================
                                                       2001            2000
                                                   (Unaudited)     (Unaudited)
===============================================================================

Net Sales                                          $         -     $         -

Cost of Sales                                                -           1,519
-------------------------------------------------------------------------------

Gross Loss                                                   -          (1,519)

Selling, General and Administrative Expenses            80,974         305,267
-------------------------------------------------------------------------------

Loss From Operations                                   (80,974)       (306,786)

Interest Income                                          8,359          11,970

Interest Expense                                      (254,706)       (200,351)
-------------------------------------------------------------------------------

Net Loss                                           $  (265,320)    $  (495,167)
===============================================================================

Basic and Diluted Net Loss Per Common Share        $     (0.01)    $     (0.02)
===========================================

Weighted Average Common
  Shares Outstanding                                32,262,504      29,462,504
===============================================================================


See accompanying summary of notes to unaudited condensed financial statements.


The Children's Beverage Group, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2001 and 2000

===============================================================================================
                                                                       2001             2000
                                                                   (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                         $  (254,706)     $  (495,167)
  Adjustments to reconcile net loss to net cash used
     In operating activities
     Depreciation and amortization                                      54,062           98,309
     Amortization of Industrial Revenue Bond
        issuance costs                                                       -           12,990
     Changes in assets and liabilities
       Decrease in accounts receivable                                       -            6,176
       Increase in prepaid expenses                                    (11,000)               -
       Increase (decrease) in accounts payable                          82,444          (78,923)
       Increase (decrease) in accrued expenses                         (58,967)          13,610
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (188,167)        (443,005)
-----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Decrease in restricted cash                                          153,953                -
  Purchase of property and equipment                                         -         (788,500)
-----------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       153,953         (788,500)
-----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from notes payable and stockholder advances                  23,795           13,330
  Repayment of stockholder advances                                          -           (2,880)
  Proceeds from Industrial Revenue Bonds                                     -        1,211,834
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                               23,795        1,222,284
-----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                   (10,419)          (9,221)

Cash and Cash Equivalents, at beginning of period                       13,204            9,653
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                        $     2,785      $       432
===============================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                           $   162,312      $   138,342
===============================================================================================



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

         These financial statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission and available under the EDGAR reporting system or from the Company.

         The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1999 and 2000, the Company experienced a net loss of $6,481,421 and $5,737,113, respectively. At March 31, 2001, the Company has a working capital deficit of $9,441,646.

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Furthermore, the Company has recently been released from a bankruptcy petition (see note 2, below). Additionally, the Company is in default on the Industrial Revenue Bonds, debt and interest thereon is being paid from the debt service reserve fund that the Company is liable to replace. Unless financing is obtained in the immediate future, the Company may face another bankruptcy petition, which could result in a court ordered bankruptcy.

         Management is pursuing various sources of debt and equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company. Failure to secure such financing may result in the Company continuing the depletion of its available funds. Without such funds the Company would be unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders bank loans and with its vendors and would continue noncomplying with its payment obligations.

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. This has resulted in the Company being approximately $250,677 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $7,420,000) which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

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

Additionally,

         This Court orders that the Receiver be and is hereby directed to:

         (b) sell or attempt to sell, by lot or in bulk, all of the Equipment by way of a sale by sealed tender substantially on the terms, conditions and provisions of the Invitation to Tender and Conditions of Sale...
         (d) conduct the tender sale process substantially in accordance with this Order, the Invitation to Tender...

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

         On August 20, 2000, WPI joined with other parties in filing an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against the Company. As explained below, the Court dismissed this petition in an Order entered on October 11, 2000. In a Stipulation attached to the Order to dismiss the involuntary petition, the Company waived all rights relative to the Bankruptcy Code against WPI as a result of its filing this involuntary petition. Furthermore, WPI agreed not to file or to induce or encourage the filing of an involuntary petition against the Company in the future.

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

         On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minimus and the Company has agreed to discontinue use of the color.

Bankruptcy Petition

         On August 30, 2000, Danisco Flexible Schupbach AG ("DFS"), P.S. Custom Broker ("P.S. Custom"); Hub Group St. Louis L.P. ("Hub City") and Warrenton Products, Inc. ("WPI") (collectively, the "Involuntary Petitioners") filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against The Children's Beverage Group, Inc. ("TCBG") (the "Involuntary Petition"). On September 20, 2000, TCBG filed 'the Motion To Dismiss seeking to dismiss the Involuntary Petition or to have the Court abstain from the Involuntary Petition on the grounds that (i) the Involuntary Petition was not properly filed because certain of the Involuntary Petitioners' claims were subject to a bona-fide dispute; and (ii) dismissal or abstention is in the best interest of creditors and TCBG under section 305 of the Bankruptcy Code. On September 22, 2000, Specialized Metal Services, Inc. ("Specialized Metal") filed a Motion To File Joinder To Involuntary Petition (the "Joinder Motion") and TCBG objected to the Joinder Motion. On September 29, 2000, TCBG sent notice of the Motion To Dismiss to all of its known creditors. Due and proper notice of the Motion To Dismiss was given and no other or further notice is required. The Court, based upon good cause shown, had previously shortened the twenty (20) day notice period for the hearing on the Motion To Dismiss. A reasonable opportunity to object or be heard regarding the relief requested in the Motion to Dismiss has been given and no objections having been made to the dismissal of the Involuntary Petition or any objects having being overruled. DFS, Hub City, PS Custom and Specialized Metal have agreed to and consent to the dismissal of the Involuntary Petition. WPI has agreed to and consents to the dismissal of the Involuntary Petition on the terms and conditions of the Stipulation (the "WPI Stipulation"). Specialized Metal has agreed to withdraw the Joinder Motion. TCBG has agreed to waive fees, costs and damages under section 303 of the Bankruptcy Code relating to the filing of the Involuntary Petition.

         Based upon the Motion To Dismiss and the evidence presented, dismissal of the Involuntary Petition is in the best interest of TCBG and its creditors. Any agreements between any of the Involuntary Petitioners and TCBG has been adequately disclosed to the Court. The following summary of the dismissal order was entered on October 11, 2000:

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

Other Commitment and Contingencies

         On October 6, 2000, an agreement was entered into between the Company and four creditors resulting from the involuntary bankruptcy petition. The agreement stipulates payments in the amount of $64,171.32 to the creditors in full and complete satisfaction of any and all claims held by the creditor against the Company. These amounts were paid by October 11, 2000. In addition, the Company is committed to Danisco to purchase goods in the amount of $73,909.58 upon the earlier of (a) the Company request to ship the goods or (b) twelve months after entry of a final order dismissing the petition, October 11, 2001.

         The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

3.  Stock Options

         In February 2000, the Company initiated a Stock Option Plan (the "Plan") that provides the ability to issue up to five million (5,000,000) of the Company's common stock to its employees, directors or key service providers/consultants with an exercise price above fair market value, as defined in the Plan, at the date of grant. In conjunction with the Plan's adoption, the board of directors approved the grant of incentive stock options, representing 2,033,200 shares of common stock, to all officers and full-time employees. These options begin vesting within six (6) months after issuance and will be fully vested at the second anniversary date of their grant, so long as the option holder remains an employee of the Company. These issued options expire in February 2005 and are exercisable at prices ranging from $0.62 to $0.68 per share. As a result of the involuntary bankruptcy petition against the Company (described in Note 2, above), payment of employees by the Company was discontinued as of the week ending September 29, 2000 and their employment status relative to the granted stock options is unclear.

4.  Promissory Note and Common Stock Collateral

         During March, 2000, the Company negotiated a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note called for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral was to be returned upon repayment of all principal and interest. As of March 31, 2001, no funds had been issued against the Promissory Note. The Company has begun working with the Escrow Agent to return the Collateral.


5. Common Stock Issued and Outstanding

         The Company has 250,000,000 shares of $.0001 par value common stock authorized. As of March 31, 2001, 37,262,504 are shown as issued and outstanding, but as discussed in Note 5, above, 5,000,000 shares were issued as collateral against a Promissory Note which represents a contingent issuance. The Company is working with the escrow agent for the return of these shares issued as collateral. Accordingly, only the remaining 32,262,504 shares of common stock will be treated as issued and outstanding common stock as of March 31, 2001 for accounting purposes, including the determination of weighted average common stock outstanding for determining basic and diluted net loss per share. As of December 31, 2000, 32,262,504 shares of common stock were issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read with the Company's financial statements, including the notes, included elsewhere in this Form 10-QSB.

Description of Business

         The Children's Beverage Group, Inc. (the "Company"), located in Chicago, Illinois, intends to manufacture and distribute children's beverages to a single customer with locations throughout the United States. The Company's products were manufactured through co-packing relationships with third party manufacturers. One co-packer entered into bankruptcy during 1999 and held major equipment owned or leased by the Company. A second co-packer discontinued production of the Company's beverage product and also held major pieces of Company equipment. In February 2000, the Company and the second co-packer agreed to release the major pieces of Company equipment held by them after receiving payment for costs incurred which is being negotiated. Currently, the Company is not manufacturing or distributing any children's beverages.


Overview

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1999 and 2000, the Company experienced a net loss of $6,481,421, and $5,737,113 respectively. As of March 31, 2001, the Company has a working capital deficit of $9,441,646.

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

         Management is pursuing various sources of debt and equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company. Failure to secure such financing may result in the Company continuing the depletion of its available funds. Without such funds the Company would be unable to comply with its payment obligations under its obligations to Industrial Revenue Bond holders bank loans and with its vendors and would continue noncomplying with its payment obligations.

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

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. This has resulted in the Company being approximately $250,677 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $7,420,000) which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

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

         The following table sets forth the percentage relationship to net sales of principal items contained in the Company's Statements of Operations for the three month periods ended March 31, 2001 and 2000. Since there were no sales for the three month periods ended March 31, 2001 and 2000, no reasonable basis for percentage relationships exist and accordingly none are reflected within the table. Any percentages discussed throughout this analysis are stated on an approximate basis.


                                     Three Months Ended
                                          March 31,
                                      2001        2000
                                      ----        ----
Net Sales                              N/A         N/A
Cost of Sales                          N/A         N/A
                                    -------     -------
Gross Profit                           N/A         N/A

Selling, general and
  administrative expenses              N/A         N/A
                                    -------     -------

    Operating loss                     N/A         N/A

Loss on disposal of equipment          N/A         N/A
Other income                           N/A         N/A
Interest income                        N/A         N/A
Interest expense                       N/A         N/A
                                    -------     -------
    Net loss                           N/A         N/A
                                    =======     =======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net Sales. The Company had no sales in the three month periods ended March 31, 2001 and 2000. The lack of sales is attributable to the Company's products being manufactured through a co-packing relationship in 1999 with third-party manufacturers. One of these co-packers entered into bankruptcy during 1999. The second co-packer discontinued manufacturing the Company's product in November 1999. All production and orders related to the Company's sole customer, Wal-Mart. Sales and production ceased in November 1999.

         Cost of Sales. Cost of sales decreased to zero for the quarter ended March 31, 2001 from $1,519 for the quarter ended March 31, 2000. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs.

         Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $80,974 for the quarter ended March 31, 2001 from $305,267 for the quarter ended March 31, 2000. The decrease in selling, general and administrative expenses in 2001 was primarily attributable to a decrease of approximately $135,000 in salaries related to staff eliminations when the involuntary bankruptcy petition was filed against the Company during the third quarter of 2000, a decrease in depreciation expense of approximately $45,000 related to equipment held by the Company's Canadian co-packer whose bankruptcy resulted in the Company's equipment being sold by the Receiver under court order, and the remainder representing a net reduction in various office and travel expenses.

         Interest Income. Interest income decreased to $8,359 for the three months ended March 31, 2001 from $11,970 for the three months ended March 31, 2000. The decrease was attributable to the use of funds invested in bank certificates of deposit for payment of the Company's bank lines of credit during the third quarter of 2000.

         Interest Expense. Interest expense decreased to $182,091 for the quarter ended March 31, 2001 from $200,351 for the quarter ended March 31, 2000. The decrease was primarily related to the elimination of the Company's bank lines of credit in the third quarter of 2000 and conversion of officer's note payable to common stock of the Company during the fourth quarter of 2000.

         Net Loss. The Company's net loss decreased to $254,706 for the quarter ended March 31, 2001 from $495,167 for the quarter ended March 31, 2000. The decrease in the Company's net loss was primarily attributable to decreases in expenses as described above.


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

         The Company's principal cash requirements are for capital requirements for building out its Rochester, New York plant, funding of ingredient and packaging inventory necessary to fuel beginning operations, funding of accounts receivable as a result of re-initiating operations, selling, general and administrative expenses and employee costs. The Company's primary sources of cash have been from sales of its children's beverage product which reduced the cash used in operations and the proceeds from the issuance of Industrial Revenue Bonds designated to and supporting the build-out of the Rochester, New York plant. The Company is investigating various sources for additional financing, including both equity infusion and debt facility arrangements, though no representation is made as to the Company's ability to secure either forms of financing, or if successful, whether it may be dilutive to existing shareholders.

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

         In October 1999, the County of Monroe Industrial Development Agency (the "Agency") issued $7.42 million of its Industrial Development Revenue Bonds, Series 1999 (the "Bonds") under an Indenture of Trust dated as of October 1, 1999 (the "Indenture") by and between the Agency and the trustee. The Bonds were issued by the Agency for the purpose of providing funds to the Company to finance certain costs in connection with a project. The Company has received $6,928,677 of the bond proceeds which has an interest rate of 8.75%. The Company has made all of its scheduled interest payments on these bonds since June 2000, through the use of the debt service fund on the bond.

         Net cash used for the Company's operations was $188,167 and $443,005 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash used for operating activities in the 2001 period was primarily due to a reduction in operating expenses.

         Net cash provided in investing activities was $153,953 during the three months ended March 31, 2001 while purchases of property and equipment totaling $788,500 was incurred during the three months ended March 31, 2000. The cash was provided through the use of the restricted cash on the IRB bonds. The capital spending in 2000 primarily was towards downpayments on major pieces of equipment integral in the manufacture of the Company's beverage products for its Rochester, New York plant.

         The Company's primary sources of liquidity have been from borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash provided by financing activities was $23,795 and $1,222,284 for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2000 was primarily due to the elimination of available funds from the industrial revenue bonds.

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

Additionally,

         This Court orders that the Receiver be and is hereby directed to:

         (a) sell or attempt to sell, by lot or in bulk, all of the Equipment by way of a sale by sealed tender substantially on the terms, conditions and provisions of the Invitation to Tender and Conditions of Sale...
         (d) conduct the tender sale process substantially in accordance with this Order, the Invitation to Tender...

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

         On August 20, 2000, WPI joined with other parties in filing an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against the Company. As explained below, the Court dismissed this petition in an Order entered on October 11, 2000. In a Stipulation attached to the Order to dismiss the involuntary petition, the Company waived all rights relative to the Bankruptcy Code against WPI as a result of its filing this involuntary petition. Furthermore, WPI agreed not to file or to induce or encourage the filing of an involuntary petition against the Company in the future.

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

         On July 21, 2000, the presiding judge in this case issued a Memorandum Opinion and Order refusing to reinstate the case, dismissing Plaintiffs Motion and denying all relief. Specifically, on alleged breach number 4 (above), the Court held that use of the color blue by the Company was de minimus and the Company has agreed to discontinue use of the color.

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

Bankruptcy Petition

         On August 30, 2000, Danisco Flexible Schupbach AG ("DFS"), P.S. Custom Broker ("P.S. Custom"); Hub Group St. Louis L.P. ("Hub City") and Warrenton Products, Inc. ("WPI") (collectively, the "Involuntary Petitioners") filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code against The Children's Beverage Group, Inc. ("TCBG") (the "Involuntary Petition"). On September 20, 2000, TCBG filed 'the Motion To Dismiss seeking to dismiss the Involuntary Petition or to have the Court abstain from the Involuntary Petition on the grounds that (i) the Involuntary Petition was not properly filed because certain of the Involuntary Petitioners' claims were subject to a bona-fide dispute; and (ii) dismissal or abstention is in the best interest of creditors and TCBG under section 305 of the Bankruptcy Code. On September 22, 2000, Specialized Metal Services, Inc. ("Specialized Metal") filed a Motion To File Joinder To Involuntary Petition (the "Joinder Motion") and TCBG objected to the Joinder Motion. On September 29, 2000, TCBG sent notice of the Motion To Dismiss to all of its known creditors. Due and proper notice of the Motion To Dismiss was given and no other or further notice is required. The Court, based upon good cause shown, had previously shortened the twenty (20) day notice period for the hearing on the Motion To Dismiss. A reasonable opportunity to object or be heard regarding the relief requested in the Motion to Dismiss has been given and no objections having been made to the dismissal of the Involuntary Petition or any objects having being overruled. DFS, Hub City, PS Custom and Specialized Metal have agreed to and consent to the dismissal of the Involuntary Petition. WPI has agreed to and consents to the dismissal of the Involuntary Petition on the terms and conditions of the Stipulation (the "WPI stipulation"). Specialized Metal has agreed to withdraw the Joinder Motion. TCBG has agreed to waive fees, costs and damages under section 303 of the Bankruptcy Code relating to the filing of the Involuntary Petition.

         Based upon the Motion To Dismiss and the evidence presented, dismissal of the Involuntary Petition is in the best interest of TCBG and its creditors. Any agreements between any of the Involuntary Petitioners and TCBG has been adequately disclosed to the Court. The following summary of the dismissal order was entered on October 11, 2000:

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

Other Commitment and Contingencies

         On October 6, 2000, an agreement was entered into between the Company and four creditors resulting from the involuntary bankruptcy petition. The agreement stipulates payments in the amount of $64,171.32 to the creditors in full and complete satisfaction of any and all claims held by the creditor against the Company. These amounts were paid by October 11, 2000. In addition, the Company is committed to Danisco to purchase goods in the amount of $73,909.58 upon the earlier of (a) the Company request to ship the goods or (b) twelve months after entry of a final order dismissing the petition, October 11, 2001.

         The Company is involved in various other litigation incidental to its business. It is the opinion of management that the outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.



Item 2.     CHANGES IN SECURITIES

         During March, 2000, the Company negotiated a Promissory Note arrangement whereby the lender promises to provide debt financing of up to $750,000, payable by March 12, 2001, at an interest rate of 12%. This Promissory Note called for the issuance of 5,000,000 shares of the Company's common stock into an escrow account for the benefit of the lender to act as collateral ("Collateral") which was issued at that time. The Collateral was to be returned upon repayment of all principal and interest. As of March 31, 2001, no funds had been issued against the Promissory Note. The Company has been working with the Escrow Agent to return the Collateral.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     NONE

(b)  Reports on Form 8-K

     NONE

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE CHILDREN'S BEVERAGE GROUP, INC.


Date:   May 21, 2001           By /s/ Jon A. Darmstadter
                                  -------------------------------
                                  Jon A. Darmstadter, CEO, Chairman,
                                  President, & Principal Financial Officer