Form 10KSB/A
period 2000-12-31
CHILDRENS BEVERAGE GROUP INC
filed 2001-06-04
CIK 1098949

CHILDRENS BEVERAGE GROUP INC



                           Filing Type:  10KSB/A
                           Description:  Annual Report
                           Filing Date:  Apr 17, 2001  Open as of May 16, 2001
                            Period End:  Dec 31, 2000


                      Primary Exchange:  Over the Counter Bulletin Board
                                Ticker:  TCBG

--------------------------------------------------------------------------------

                                Table of Contents



--------------------------------------------------------------------------------

             To jump to a section, double-click on the section name.

                                 10KSB OTHERDOC

PART I.........................................................................3
ITEM 1.........................................................................3
ITEM 2.........................................................................7
ITEM 3.........................................................................7
ITEM 4........................................................................10
PART II.......................................................................11
ITEM 5........................................................................11
Table 1.......................................................................11
ITEM 6........................................................................12
Table 2.......................................................................14
ITEM 7........................................................................19
Balance Sheet.................................................................20
Income Statement..............................................................21
Table 5.......................................................................22
Cash Flow Statement ..........................................................23
Table 7.......................................................................28
Table 8.......................................................................30
Table 9.......................................................................31
Table 10......................................................................32
Table 11......................................................................32
ITEM 8........................................................................39
PART III......................................................................39
ITEM 9........................................................................39
ITEM 10.......................................................................40
Table 12......................................................................40
ITEM 11.......................................................................40
Table 13......................................................................41
ITEM 12.......................................................................41
ITEM 13.......................................................................42
Table 14......................................................................42

                                EX-10.10 OTHERDOC

 ..............................................................................44

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-KSB/A
       (Mark one)

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

                                  Yes    No X
                                     ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  Yes    No X
                                          ---   ---

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

         The Company's juice pouches include a patented, self-contained fluid dispensing system known as the "rip it sip it(TM)" drink system. The system consists of a built-in straw that is inserted directly into the product-filled pouch during the manufacturing process. The straw is then accessed via a laser score line. The consumer simply tears the film and pushes the straw up from the bottom of the pouch.

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

         The Company began offering its pouch-based technology to existing beverage drink manufacturers ("Charter Members") utilizing a manufacturing licensing arrangement. The long history of the use of flexible pouch products in Europe provides a framework for anticipating potential demand in the United States. Utilizing its licensed patent agreement for the "Self-Contained Fluid Dispensing System" known in the trade as the "rip it sip it(TM)" package, the Company is uniquely positioned to provide an opportunity for existing beverage drink producers to utilize this technology. The Company has determined that developing strategic vendor agreements to provide a "turnkey" pouch manufacturing solution would enhance introduction of this product. Furthermore, part of the Rochester manufacturing facility would have possibly been allocated for use as a test bed for Charter Members to test the efficacy and reliability of medium-term (approximately six months) pouch filling operations. Though a number of potential customers expressed interest, none have been willing to invest in the technology to date.

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

Patents and Trademarks

         The Company has been granted a worldwide license to use the U.S. patent on the fluid dispensing patent. The patent was applied for and issued to Jon A. Darmstadter, the President and Chief Executive Officer of the Company in August 1999. The patent is used in TCBG's production of its juice products. Mr. Darmstadter has entered into a license agreement with the Company (the "License Agreement") allowing the Company to use the patent in exchange for $1.00 per year. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years). Additionally, the Company has trademark for the "RIP IT SIP IT(TM)." The bond holders of the Industrial Revenue Bonds have a security interest in the Company's license on this patent and on the trademark.

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

Overview

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the periods ended December 31, 1997, 1998, 1999 and 2000, the Company experienced a net loss of $404,972, $1,985,420, $6,481,421 and $5,737,113, respectively. As of December
31, 2000, the Company has a working capital deficit of $9,241,002.

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

         The Company is in default on its Industrial Revenue Bond ("IRB") Obligations. This has resulted in the Company being approximately $96,700 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $7,420,000), which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

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

         Cost of Sales. Cost of sales decreased to $326,249 for the year ended December 31, 2000 from $5,027,152 for the year ended December 31, 1999. The decrease in cost of sales is attributable to the co-packing relationships ceasing during 1999, as described above. Primary components of cost of sales in 1999 were co-packing fees, ingredients, packaging, freight costs and equipment repairs. The incurrence of cost of sales in 2000 primarily reflects the write-off of inventory that has exceeded its safe usage date and the cost of packaging which cannot be utilized as a result of negotiated settlement with Capri Sun.

         Selling, General and Administrative Expenses. Selling general and administrative expenses decreased to $1,187,068 for the year ended December 31, 2000 from $4,160,697 for the year ended December 31, 1999. The decrease in selling, general and administrative expenses in 2000 was primarily attributable to a decrease in sales promotion expense of $2,250,000 which related to the sponsorship of an Indy Racing League car team plus approximately $500,000 reduction in professional fees plus approximately $200,000 in employee related expenses.

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

         Loss on Disposal of Equipment. Loss on disposal of equipment of $1,101,388 was incurred in the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. Nearly $1,097,000 of this loss on disposal of equipment related to the write-off of the net book value of equipment held by a Canadian manufacturer who provided the Company's production of children's beverages during the first nine months of 1999. This manufacturer entered into bankruptcy in 1999 and disputes related to monies that the manufacturer deemed were owed to them resulted in the manufacturer holding this equipment. An involuntary petition for relief in the U.S. Bankruptcy Court by certain of the Company's creditors resulted in the Company's Canadian attorneys, who were handling the case, to resign just as this matter was going before the Ontario Superior Court of Justice. As a result, counsel did not represent the Company, and the equipment was placed in receivership and was ordered to be sold. As the Company does expect to realize any of the proceeds from this sale, the remaining net book value was written off.

         Loss on Building and Equipment Deposits Forfeited. Loss on building and equipment deposits forfeited of $2,006,705 was incurred in the year ended December 31, 2000 while none was recorded in the year ended December 31, 1999. In February 2000, the Company entered into a contract for the purchase of an 80,000 square foot manufacturing facility on a 7 1/2 acre site for $975,000. The purchase was subject to satisfactory environmental contamination testing, approval by the County of Monroe Industrial Development Agency ("CMIDA"), and funding by the U.S. Department of Housing and Urban Development ("HUD"). Instead, funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD and the facility is no longer available under the contract. As a result, the escrow deposit of $50,000 on the property was forfeited along with $638,800 on deposit with two equipment vendors to cover their costs on equipment orders for the facility. Additionally, the Company had approximately $1,317,905 down payment on eight more additional Volpak production lines that the manufacturer is treating as recovery of their costs incurred and damages.

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

         Interest Income. Interest income increased to $89,461 for the year ended December 31, 2000 from $20,782 for the year ended December 31, 1999. Of this increase, approximately $63,000 was attributable to interest earned on undisbursed bond funds held by the trustee and approximately $6,000 was attributable to higher interest rates on funds invested in bank certificates of deposit as required under the Company's bank line of credit arrangements.

         Interest Expense. Interest expense decreased to $739,302 for the year ended December 31, 2000 from $921,343 for the year ended December 31, 1999. The decrease was primarily due to the one-time incurrence of approximately $395,000 in interest expense related to the conversion of stockholder notes payable during the year ended December 31, 1999, plus bank loans and notes payable decreased to approximately $92,000 at December 31, 2000 compared to approximately $998,000 at December 31, 1999 which resulted in less interest expense thereon plus the discontinuance of using a factor on accounts receivable and offset by an increase in interest expense related to the Industrial Revenue Bonds debt initiated in October 1999.

         Net Loss. The Company's net loss decreased to $5,737,113 for the year ended December 31, 2000 from $6,481,421 for the year ended December 31, 1999. The decrease in the Company's net loss was primarily attributable to a decrease in sales promotion expense of $2,250,000, which related to the sponsorship of an Indy Racing League car team in 1999, a reduction of $1,100,000 in the loss at the gross margin level, a reduction of nearly $720,000 in selling, general and administrative expenses, and a reduction of approximately $180,000 in interest expense. Additionally, interest income and other income increased by approximately $120,000. These reductions were offset by the write-offs of approximately $1,101,000 related to equipment being sold by order of the Ontario Superior Court of Justice and recorded as loss on disposal of equipment plus approximately $2,007,000 related to the forfeiture of deposits on the Rochester, New York building and production equipment on order to be used in the building on which funding was denied by the City of Rochester (New York) on behalf of CMIDA and HUD plus approximately $517,000 related to impairment of long-lived assets resulting from the default due to nonpayment of debt service payments on the Industrial Revenue Bonds.


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

         Jon A. Darmstadter has made various advances against a note, payable by the Company to him, totaling $930,753($186,947 in fiscal 2000 and $743,806 in fiscal 1999, including interest of $36,230 and $58,826, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $382,267 (consisting of principal of $78,500 in fiscal 2000 and $270,467 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment to Mr. Darmstadter of 2.8 million shares of restricted common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $485,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

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

         Net cash used for the Company's operations was $1,051,522 and $2,201,300 for the years ended December 31, 2000 and 1999, respectively. The decrease in net cash used for operating activities in fiscal 2000 was primarily due to a smaller net loss.

         Cash used in investing activities was for purchases of property and equipment was $144,125 and $2,862,227 for the years ended December 31, 2000 and 1999, respectively. The decrease in 2000 relates primarily to a reduction in capital spending.

         The Company's primary sources of liquidity have been from the issuance of common stock and borrowings from shareholders, the bank and the proceeds from the Industrial Revenue bond financing. Proceeds received from financing activities were used for the Company's operations and purchases of property and equipment. Net cash used in financing activities was $359,433 for the fiscal year ended December 31, 2000 while net cash provided by financing activities was $7,412,926 for the fiscal year ended December 31, 1999. Fiscal year 1999 included $6,850,950 from the issuance of industrial revenue bonds versus none in fiscal 2000 and approximately $750,000 more from net stockholder advances. Repayments of third-party financing was approximately $200,000 in fiscal 2000 versus fiscal 1999.

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

ITEM 7.   FINANCIAL STATEMENTS

         The financial statements for The Children's Beverage Group, Inc. for the years ended December 31, 2000 and 1999 was audited by DiRocco & Dombrow, PA, independent certified public accountants. These financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Item 7 of this Form 10-KSB.

                             DiRocco & Dombrow, P.A.
                      3601 West Commercial Blvd., Suite 39
                         Fort Lauderdale, Florida 33309
                   Telephone (954) 731-8181 Fax (954) 739-1054


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Children's Beverage Group, Inc.
Northbrook, Illinois

We have audited the accompanying balance sheets of The Children's Beverage Group, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Children's Beverage Group, Inc. as of December 31, 2000 and 1999 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Dirocco & Dombrow, P.A.

DiRocco & Dombrow, P.A.
Fort Lauderdale, Florida
May 21, 2001

The Children's Beverage Group, Inc.
Balance Sheets
=============================================================================
December 31,                                         2000             1999
-----------------------------------------------------------------------------
Assets (Notes 2 and 6)

Current Assets
  Cash                                          $     13,204     $      9,653
  Restricted cash and cash equivalents               645,276          500,000
  Accounts receivable                                      -            6,176
  Inventories                                              -           94,460
-----------------------------------------------------------------------------
Total Current Assets                                 658,480          610,289
-----------------------------------------------------------------------------
Property and Equipment, Net (Notes 1 and 5)        1,761,276        4,851,163
Other Assets
  Intangible assets, net                              50,497          624,137
  Restricted cash and cash equivalents                     -        1,840,158
  Deposits                                                 -          499,588
-----------------------------------------------------------------------------
                                                $  2,470,253     $  8,425,335
=============================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable                              $  1,284,285     $  1,327,577
  Accrued expenses                                   335,733          150,977
  Notes payable - bank (Note 2)                            -          550,000
  Notes payable - stockholder (Note 3)                89,980                -
  Notes payable - officer (Note 4)                     2,486          447,899
  Current portion of capital lease
   obligations (Note 5)                              766,998          766,998
  Current portion of industrial revenue
   bonds (Note 6)                                  7,420,000                -
-----------------------------------------------------------------------------
Total Current Liabilities                          9,899,482        3,243,451
-----------------------------------------------------------------------------
Long-Term Liabilities
  Capital lease obligations, less
   current maturities (Note 5)                             -                -
  Industrial revenue bonds, less
   current maturities (Note 6)                             -        7,420,000
-----------------------------------------------------------------------------
Total Long-Term Liabilities                                -        7,420,000
-----------------------------------------------------------------------------
Total Liabilities                                  9,899,482       10,663,451
-----------------------------------------------------------------------------

Commitments and Contingencies
  (Notes 4 through 13)

Stockholders' Equity (Deficit) (Note 9)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares outstanding                        1,000            1,000
  Common stock - $.0001 par value; 250,000,000
   shares authorized, 32,262,504 shares issued
   and outstanding at December 31, 2000 and
   29,462,504 shares issued and outstanding at
   December 31, 1999, respectively                     3,226            2,946
  Additional paid-in capital                       7,175,471        6,629,751
  Accumulated deficit                            (14,608,926)      (8,871,813)
-----------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)              (7,429,229)      (2,238,116)
-----------------------------------------------------------------------------
                                                $  2,470,253     $  8,425,335
=============================================================================

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

The Children's Beverage Group, Inc.
Statements of Operations
===============================================================================
                                                   Year ended        Year ended
                                                  December 31,      December 31,
                                                      2000              1999
===============================================================================

Net sales (Note 14)                               $         -       $ 3,606,987

Cost of sales                                         326,249         5,027,152
-------------------------------------------------------------------------------

Gross loss                                           (326,249)       (1,420,165)

Selling, general and administrative Expenses        1,187,068         4,160,697

Impairment of long-lived assets (Note 6)              517,090                 -
-------------------------------------------------------------------------------

Loss from operations                               (2,030,407)       (5,580,862)

Loss on disposal of equipment (Note 1)             (1,101,388)                -

Loss on building and equipment
  Deposits forfeited (Note 1)                      (2,006,705)                -

Other income                                           51,228                 -

Interest income                                        89,461            20,782

Interest expense                                     (739,302)         (921,343)
-------------------------------------------------------------------------------

Net loss                                          $(5,737,113)      $(6,481,421)
===============================================================================

Net loss per common share                         $     (0.19)      $     (0.23)
===============================================================================

Weighted average common
  shares outstanding                               30,324,042        28,126,196
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
=====================================================================================================================

                                                   Accumulated
                                                      Deficit       Total
--------------------------------------------------------------------------------
Balance, December 31, 1998                        $(2,390,392)  $   492,138

Issuance of warrants to purchase 413,000
  shares of common stock in settlement of
  negotiations with a manufacturing agent
  (Note 9)                                               --         413,000

Issuance of shares of common stock for
  conversion of warrants (Note 9)                        --            --

Contribution of $592,900 of debt by shareholder
 of corporation (Note 9)                                 --         988,167

Issuance of common stock for manufacturing
  services (Note 9)                                      --         100,000

Issuance of common stock for marketing
  services (Note 9)                                      --       2,250,000

Net loss                                           (6,481,421)   (6,481,421)
--------------------------------------------------------------------------------
Balance, December 31, 1999                         (8,871,813)   (2,238,116)

Contribution of $592,900 of debt by shareholder
  and officer of corporation (Note 9)                    --         546,000

Net loss                                           (5,737,113)   (5,737,113)
--------------------------------------------------------------------------------
Balance, December 31, 2000                        (14,608,926)   (7,429,229)
================================================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


The Children's Beverage Group Inc.
Statements of Cash Flows
=================================================================================================================
                                                                                       Year ended    Period ended
                                                                                      December 31,   December 31,
                                                                                          2000           1999
-----------------------------------------------------------------------------------------------------------------
Cash Flows Used in Operating Activities
  Net loss                                                                            $(5,737,113)   $(6,481,421)
  Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                        349,404        246,368
     Amortization of Industrial Revenue Bond issuance costs                                51,960           --
     Write-off of equipment held in Canada being sold under court order (Note 1)        1,096,793           --
     Write-off of equipment deposits related to cancelled orders (Note 1)               1,357,767           --
     Write-off of deposits related to Rochester facility development (Note 1)             649,138           --
     Impairment of long-lived assets                                                      517,090           --
     Loss on sale of fixed assets                                                           4,595           --
     Noncash equity transaction charged to operations (Note 9)                               --        2,645,267
     Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                           6,176         97,426
       Decrease (increase) in inventories                                                  94,460         56,795
       Increase in other assets                                                              --          (32,694)
       Increase in accounts payable                                                       373,452      1,115,983
       Increase in accrued expenses                                                       184,756        150,976
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (1,051,522)    (2,201,300)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Decrease(increase) in restricted cash                                                 2,194,470     (2,339,746)
  Purchase of property and equipment                                                     (144,125)    (2,862,227)
  Deposits related to Rochester facility development                                     (649,138)          --
  Proceeds from sale of fixed assets                                                       13,300           --
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   1,414,506     (5,201,973)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from (repayment of) bank notes payable                                        (550,000)       150,500
  Proceeds from notes payable and stockholder advances                                    234,067      1,203,820
  Repayment of stockholder advances                                                       (43,500)      (275,920)
  Repayment of other notes payable                                                           --         (150,000)
  Capital lease obligation payments                                                          --         (366,424)
  Proceeds from Industrial Revenue Bonds, net of $569,050 of issuance costs in 1999                    6,850,950
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                (359,433)     7,412,926
----------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                        3,551          9,653

Cash and Cash Equivalents, at beginning of period                                           9,653            --
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, at end of period                                           $    13,204    $     9,653
================================================================================================================

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                                              $   223,552    $   511,150

================================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities

     During 1999,  the  Company  converted $592,900 of stockholder notes payable into common stock with a value of $988,167. Accordingly, the reduction of debt was recorded with an increase to equity. The excess value of the common stock at the time of conversion was recorded as interest expense.
     During  1999,  the Company purchased machinery for $513,000 in exchange for common stock and warrants. Accordingly, assets and equity were recorded for this amount. Subsequently, the Company wrote-off $100,000 of this amount related to the Sweet-Ripe litigation.
     During  1999,  the  Company  paid for $2,250,000 of advertising through the issuance of common stock. Accordingly, assets and equity were recorded for this amount. The asset amount was ratably charged to operations throughout the year.
     During  2000,  the  Company converted $546,000 of stockholder/officer notes payable into common stock with a value of $546,000. Accordingly, the reduction of debt was recorded with an increase to equity.
     During  2000, the restricted certificate of deposits were used to repay the notes payable to the bank in the amount of $500,000.
     During  2000,  $416,744  accounts  payable  to  Sweet  Ripe Drinks, Ltd was written off against the disposal of the equipment.
================================================================================

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

         The Company has experienced recurring losses since inception and has negative working capital and cash flows from operations. For the years ended December 31, 1999 and 2000, the Company experienced a net loss of $6,481,421 and $5,737,113, respectively. At December 31, 2000, the Company has a working capital deficit of $9,241,002.

         The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, reinitiate production and sale of its products and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. Furthermore, the Company has recently been released from a bankruptcy petition (see note 13, below). Additionally, the Company is in default on the Industrial Revenue Bonds, debt and interest thereon is being paid from the debt service reserve fund that the Company is liable to replace. Unless financing is obtained in the immediate future, the Company may face another bankruptcy petition, which could result in a court ordered bankruptcy.

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

The Children's Beverage Group, Inc.
Summary of Accounting Policies
================================================================================

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. This has resulted in the Company being approximately $96,700 in arrears on its IRB obligations. As a result, the Company is technically in default on its bonds (principal due of $7,420,000) which are deemed currently due and payable. This default increases the difficulty of obtaining additional financing or negotiating interim manufacturing.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash and cash equivalents

         For the purpose of the statement of cash flows,  the Company  considers
all  highly  liquid  cash   investments,   including  time  deposits,   as  cash
equivalents.

Restricted cash

         Restricted cash consists of the following:

         December 31,                                  2000            1999
         -----------------------------------------------------------------------

         Certificates of deposits used as
           Collateral against bank notes            $     --        $  500,000

         Restricted cash from industrial
           revenue bonds                            $  645,276       1,840,158

         The restricted cash from from industrial revenue bonds includes a requirement that the Company maintains $742,000 in a debt service fund. At December 31, 2000, the Company failed to meet this requirement and was underfunded by $96,724. In 2001, the cash in this fund was used to pay interest on the bonds.

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

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

1.    Property and Equipment

         Property and equipment are summarized by major classification as follows:


               December 31,                             2000           1999
               -----------------------------------------------------------------

               Machinery and equipment (Note 5)      $1,987,549     $3,645,484
               Automobiles                                5,000         43,775
               Furniture and fixtures                    36,882         36,882
               Computers and peripherals                 34,308         34,308
               Construction in progress                       -      1,357,567
               -----------------------------------------------------------------
                                                      2,063,739      5,118,016
               Less accumulated depreciation           (302,463)      (266,853)
               -----------------------------------------------------------------

               Total                                 $1,761,276     $4,851,163
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


4.  Notes Payable - Officer and Related Party Transactions

         The Company's President and Chief Executive Officer and its majority shareholder has made various advances against a note to the Company that total $930,753($186,947 in fiscal 2000 and $743,806 in fiscal 1999, including interest of $36,230 and $58,826, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $382,267 (consisting of principal of $78,500 in fiscal 2000 and $270,467 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment to Mr. Darmstadter of 2.8 million shares of restricted common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $485,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

         During 1999, the Company reimbursed its president $5,500 on the purchase of fixed assets made by him on the Company's behalf.

         The Company has been granted a worldwide license to use the U.S. patent on the "rip it sip it(TM)" drink system. The patent was applied for and issued to Mr. Darmstadter in August 1999. The patent is used in the Company's production of its juice products. In September 1999, Mr. Darmstadter entered into a license agreement with the Company, which was amended in January 2000 (the "License Agreement"), the License Agreement allows the Company to use the patent in exchange for a $1.00 annual fee. Pursuant to the Employment Agreement between the Company and Mr. Darmstadter, in the event that the control of the Company changes, Mr. Darmstadter would receive a royalty in the amount of $0.005 per pouch of children's beverage product sold by the Company. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years).


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


6.   Industrial Revenue Bonds

         The Company, as borrower, entered into a financing arrangement with the County of Monroe Industrial Development Agency (serving Rochester, New York) to issue $7,420,000 industrial development revenue bonds. The closing took place in October, 1999 and $4,892,224 was released and $188,030 was applied to interest on the bonds for a total net obligation of $5,080,254 outstanding as of December 31, 1999. Additionally, $1,306,799 was released, $450,324 was applied to interest on the bonds and interest earnings on restricted cash of ($62,653)during the year ended December 31, 2000. Thus, the total net obligation outstanding at December 31, 2000 was $6,774,724. The bonds have a stated interest rate of 8.75% and are payable , as follows:

         2001     $1,144,250
         2002      1,145,938
         2003      1,143,688
         2004      1,142,500
         2005      1,141,938
         2006      1,141,562
         2007      1,145,938
         2008      1,144,188
         2009      1,141,313
         2010      1,141,875

The bonds are collateralized by nearly all the assets of the Company.

The Children's Beverage Group, Inc.
Notes to Financial Statements
================================================================================

         The Company is in default on its Industrial Revenue Bond ("IRB") obligations. The Company last made partial payment of its bond obligation as of June 29, 2000 and since then reserve funds have been used to pay interest to the bond holders. This has resulted in the Company being underfunded in the debt service reserve fund by $96,723 as of December 31, 2000. As a result, the Company is technically in default on its bonds (principal due of $7,200,000) which are deemed currently due and payable.

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

     The net deferred tax assets consist of the following:
                                                    2000           1999
     ----------------------------------------------------------------------

     Net operating loss carryforwards          $  4,781,000   $  3,387,000
     Valuation allowance                         (4,781,000)    (3,387,000)
     ----------------------------------------------------------------------

     Net deferred tax assets                   $          -   $          -
     ======================================================================

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

          g) During August 2000 the Company entered into an agreement to convert and treat as a capital contribution approximately $546,000 of outstanding stockholder/officer notes payable into 2,800,000 shares of restricted common stock which were issued during September 2000. The common stock had a value of approximately $546,000.


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

         Edward R. Ferry has served the Company in the Marketing department since May 1997 and a director of the Company since January 1999. >From June 1990 to May 1997, Mr. Ferry served as the President of Corporate Confectionary/Confection Werks, a specialty chocolate manufacturing company that he owned. Prior to his involvement with Corporate Confectionary/Confection Werks, he was the Midwest Sales Manager for Ralph Lauren Ladies Wear.



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

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.
(b) The calculations in this table of the percentage of outstanding shares are based on 32,262,504 shares of the Company's common stock outstanding as of December 31, 2000. Excludes 5,000,000 shares issued as collateral against a promissory note, see Part II, Item 5 herein. Though issued, treated herein as not outstanding.
(c) Does not include 1,000,000 shares of Series A Preferred Stock, which have 25 votes per share, and automatically convert into one share common stock for each share of preferred stock upon a change-in-control event, subject to anti-dilution provisions.

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


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has been granted a worldwide license to use the U.S. patent on the "rip it sip it(TM)" drink system. The patent was applied for and issued to Jon A. Darmstadter, the President and Chief Executive Officer of the Company in August 1999. The patent is used in TCBG's production of its juice products. In September 1999, Mr. Darmstadter entered into a license agreement with the Company, which was amended in January 2000 (the "License Agreement"), the License Agreement allows the Company to use the patent in exchange for a $1.00 annual fee. Pursuant to the Employment Agreement between the Company and Mr. Darmstadter, in the event that the control of the Company changes, Mr. Darmstadter would receive a royalty in the amount of $0.005 per pouch of children's beverage product sold by the Company. See Item 10. - Executive Compensation - Employment Agreement. Under the License Agreement, the Company maintains the exclusive right to use the patent in its production of juice pouch products for the life of the patent (approximately 20 years).

         During the year ended December 31, 1999, the Company reimbursed Jon A. Darmstadter, the President and Chief Executive Officer of the Company, $5,500 on the purchase of fixed assets he made on the Company's behalf.

         Additionally, Mr. Darmstadter has made various advances against a note to the Company that total $930,753($186,947 in fiscal 2000 and $743,806 in fiscal 1999, including interest of $36,230 and $58,826, respectively) due on demand. Interest is accrued quarterly at 12%. As of December 31, 2000, payments of $382,267 (consisting of principal of $78,050 in fiscal 2000 and $270,467 in fiscal 1999 and interest of $7,860 and $25,440, respectively) had been made by the Company. Additionally, the Company made a payment to Mr. Darmstadter of 2.8 million shares of restricted common stock valued at $546,000 in 2000 in settlement of the then outstanding balance on the note (consisting of $485,681 of principal and $60,319 of interest). The balance as of December 31, 2000 and 1999 is $2,486 and $447,899, respectively.

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